Form 10-Q
period 2014-09-30
Eclipse Resources Corp
filed 2014-11-12
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding at November 12, 2014: 160,031,115 shares

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

Commonly Used Defined Terms

As used in this Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Eclipse,” “Eclipse Resources,” the “Company,” “we,” “our,” “us” and like terms refer collectively to Eclipse Resources Corporation and its consolidated subsidiaries, including Eclipse Resources I, L.P., Eclipse Resources-Ohio, LLC, and Eclipse Resources Operating, LLC;

•	“Eclipse I” refers to Eclipse Resources I, L.P., which is our predecessor for accounting purposes, and its consolidated subsidiaries;

•	“Eclipse Holdings” refers to Eclipse Holdings , L.P.;

•	“Eclipse Operating” refers to Eclipse Resources Operating, LLC, which is our predecessor management company acquired as part of the reorganization completed at the time of IPO;

•	“EnCap” refers to EnCap Investments L.P.;

•	“Oxford” or “The Oxford Oil Company” refers to The Oxford Oil Company. Immediately prior to the Company’s acquisition of Oxford, Oxford merged into Eclipse Resources-Ohio LLC;

•	“Bbl” A standard barrel containing 42 U.S. gallons;

•	“Bbls/d” Bbls per day;

•	“Boe” One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil;

•	“Boe/d” One Boe per day;

•	“Btu” One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit;

•	“Completion” The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency;

•	“Differential” An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas;

•	“Dry hole” or “dry well” A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes;

•	“Exploration” A development or other project that may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects;

•	“Field” An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations;

•	“Formation” A layer of rock that has distinct characteristics that differs from nearby rock;

•	“Gross acres” or “gross wells.” The total acres or wells, as the case may be, in which a working interest is owned;

•	“Horizontal drilling” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval;

•	“MBbl” One thousand barrels;

•	“MBoe” One thousand Boe;

•	“Mcf” One thousand cubic feet;

•	“Mcf/d” One Mcf per day;

•	“MMBbls” One million barrels;

•	“MMBoe” One million Boe;

•	“MMBtu” One million British thermal units;

•	“MMcf” One million cubic feet;

•	“Mcfe” refers to one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs;

•	“Net production” Production that is owned by us less royalties and production due others;

•	“NGLs” Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as liquefied petroleum gas and natural gasoline;

•	“NYMEX” The New York Mercantile Exchange;

•	“Operator” The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease;

•	“Plugging” The sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface;

•	“Realized price” The cash market price less all expected quality, transportation and demand adjustments;

•	“Reservoir” A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs;

•	“SEC” The United States Securities and Exchange Commission;

•	“Spot market price” The cash market price without reduction for expected quality, transportation and demand adjustments;

•	“Undeveloped acreage” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves;

•	“Unit” The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement;

•	“Working interest” The right granted to the lessee of a property to explore for and to produce and own oil, natural gas or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty or carried basis;

•	“WTI” West Texas Intermediate;

•	The terms “development project,” “development well,” “exploratory well,” “proved developed reserves,” “proved reserves” and “reserves” are defined by the SEC;

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$254,743	$109,509
Accounts receivable	47,026	8,678
Other current assets	4,489	594
Deferred tax asset	1,543	—

Total current assets	307,801	118,781
PROPERTY AND EQUIPMENT AT COST
Oil and natural gas properties, successful efforts method:
Unproved properties	1,169,813	926,812
Proved oil and gas properties, net	397,154	88,932
Other property and equipment, net	7,129	2,340

Total property and equipment, net	1,574,096	1,018,084
OTHER NONCURRENT ASSETS
Debt issue costs, net of $2.1 million and $0.8 million of amortization, respectively	6,488	6,570
Other assets	300	88

Total other noncurrent assets	6,788	6,658

TOTAL ASSETS	$1,888,685	$1,143,523

LIABILITIES AND STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable	$130,319	$29,368
Accrued capital expenditures	39,350	19,200
Accrued liabilities	12,487	4,940
Accrued interest payable	10,576	20,294
Accrued liabilities—related party	—	1,951

Total current liabilities	192,732	75,753
NONCURRENT LIABILITIES
Debt, net of unamortized discount of $9.0 million and $10.8 million, respectively	413,419	389,247
Credit facility	—	—
Pension liabilities	715	1,497
Asset retirement obligations	10,050	9,055
Deferred taxes	85,833	—

Total noncurrent liabilities	510,017	399,799

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
Partners’ capital	—	666,803
Preferred stock, 50,000 shares authorized, No shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 1,000,000 authorized, 160,000 issued and outstanding at September 30, 2014. No shares authorized, issued, or outstanding at December 31, 2013	1,600	—
Additional paid in capital	1,390,848	—
Accumulated deficit	(206,322)	—
Accumulated other comprehensive income (loss)	(190)	1,168

Total stockholders’ equity and partners’ capital	1,185,936	667,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL	$1,888,685	$1,143,523

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Oil and natural gas sales	$35,702	$4,510	$87,445	$5,368

Total revenues	35,702	4,510	87,445	5,368
OPERATING EXPENSES
Lease operating	2,077	1,035	6,511	1,165
Transportation, gathering and compression	6,857	23	10,710	23
Production and ad valorem taxes	2,132	26	3,187	32
Depreciation, depletion and amortization	29,983	2,462	51,967	3,445
Exploration	3,057	350	16,897	470
General and administrative	11,897	6,042	28,720	12,504
Impairment of oil and gas properties	4,605	—	4,605	—
Accretion of asset retirement obligations	198	117	575	234
Gain on reduction of pension liability	—	—	(2,208)	—

Total operating expenses	60,806	10,055	120,964	17,873

OPERATING LOSS	(25,104)	(5,545)	(33,519)	(12,505)
OTHER INCOME (EXPENSE)
Gain on derivative instruments	5,572	—	1,098	—
Interest expense, net	(10,066)	(10,939)	(35,320)	(11,478)
Other income	—	—	1,585	—

Total other expense, net	(4,494)	(10,939)	(32,637)	(11,478)
LOSS BEFORE INCOME TAXES	(29,598)	(16,484)	(66,156)	(23,983)
INCOME TAX EXPENSE (BENEFIT)	(10,544)	—	83,997	—

NET LOSS	$(19,054)	$(16,484)	$(150,153)	$(23,983)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.12)		$(1.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	160,000		139,102

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
NET LOSS	$(19,054)	$(16,484)	$(150,153)	$(23,983)
Other comprehensive loss:
Pension obligation adjustment	(125)	—	(1,358)	—

TOTAL COMPREHENSIVE LOSS	$(19,179)	$(16,484)	$(151,511)	$(23,983)

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	For the Nine Months Ended September 30, 2014
	Partners’ Capital	Common Stock ($0.01 Par)	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2013	$666,803	$—	$—	$—	$1,168	$667,971
Net loss				(150,153)	—	(150,153)
Capital contributions	124,667	—	—	—	—	124,667
Incentive unit compensation	87	—	—	—	—	87
Pension obligation adjustment	—	—	—	—	(1,358)	(1,358)
IPO proceeds	—	1,600	548,425	—	—	550,025
IPO offering costs	—	—	(5,303)	—	—	(5,303)
Effect of corporate reorganization	(791,557)	—	847,726	(56,169)	—	—

Balances, September 30, 2014	—	1,600	1,390,848	(206,322)	(190)	1,185,936

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(150,153)	$(23,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	51,967	3,445
Exploration expense	16,897	470
Pension benefit costs	69	—
Incentive unit compensation	87	—
Impairment of oil and gas properties	4,605	—
Accretion of asset retirement obligations	575	234
Gain on reduction of pension liability	(2,208)	—
Gain on derivative instruments	(1,098)	—
Net cash payments on settled derivatives	(1,647)	—
Net cash payments on option premiums	(385)	—
Gain on business acquisition	(1,585)	—
Deferred income taxes	83,997	—
Interest not paid in cash	2,166	10,508
Amortization of deferred financing costs	1,314	647
Amortization of debt discount	1,711	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,187)	(4,966)
Other assets	(1,213)	(1,401)
Accounts payable and accrued liabilities	21,270	3,954
Accrued liabilities—affiliate	(1,951)	—

Net cash used in operating activities	(12,769)	(11,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(507,756)	(153,390)
Capital expenditures for other property and equipment	(2,986)	—
Proceeds from the sale of oil and gas properties	—	8,497
Acquisition of business, net of cash acquired	754	(651,847)

Net cash used in investing activities	(509,988)	(796,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(1,232)	(6,890)
Capital contributions	124,667	583,595
Proceeds from issuance of common stock, net of underwriting fees	550,025	—
Initial public offering costs	(5,303)	—
Repayments (borrowings) under revolving credit facility	—	—
Proceeds from issuance of long-term debt	—	288,000
Repayments of long-term debt	(166)	—

Net cash provided by financing activities	667,991	864,705

Net increase in cash and cash equivalents	145,234	56,873
Cash and cash equivalents at beginning of period	109,509	27,057

Cash and cash equivalents at end of period	$254,743	$83,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$25,865	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$420	$—

Additions of other property through debt financing	$823	$—

Additions to oil and natural gas properties—changes in accounts payable, accrued liabilities, and accrued capital expenditures	$114,639	$8,256

Interest paid-in-kind	$22,461	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

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

On June 24, 2014 prior to the completion of the IPO, a Corporate Reorganization was completed. As a part of this corporate reorganization the following transactions occurred (collectively, the “Corporate Reorganization”):

•	the acquisition by Eclipse I of all of the outstanding equity interests in Eclipse Resources Operating, LLC (“Eclipse Operating”);

•	the contribution of equity interests in Eclipse I to Eclipse Resources Holdings, L.P. (“Eclipse Holdings”) by its then limited partners in exchange for similar equity interests in Eclipse Holdings;

•	the transfer of the outstanding equity interests in Eclipse I GP, the general partner of Eclipse I, to Eclipse Holdings; and

•	the contribution of equity interests in Eclipse I and the outstanding equity interests in Eclipse I GP, LLC, to the Company by Eclipse Holdings in exchange for 138,500,000 shares of common stock.

As a result of the Corporate Reorganization, the Company became a majority controlled direct subsidiary of Eclipse Holdings, and Eclipse I became a direct subsidiary of the Company. Each of the transactions that occurred as part of the Corporate Reorganization have been accounted for as a reorganization of entities under common control, with the exception of the acquisition of the outstanding equity interests of Eclipse Operating by Eclipse I, which has been accounted for as a business combination using the acquisition method (See “Note 4—Acquisitions”).

On June 25, 2014, the Company completed the initial public offering (“IPO”) of 30,300,000 shares of $0.01 par value common stock, which included 21,500,000 shares sold by the Company and 8,800,000 shares sold by certain selling stockholders.

The gross proceeds to the Company and selling stockholders were approximately $818.1 million, which resulted in net proceeds to the Company of approximately $544.7 million after deducting expenses and underwriting discounts and commissions of approximately $35.8 million. The Company did not receive any proceeds from the sale of the shares by the certain selling stockholders. The net proceeds from the IPO were used to repay all of the then outstanding borrowings under the revolving credit facility and the Company expects to use the remaining net proceeds to fund a portion of the capital expenditure plan.

Note 2—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Eclipse Resources Corporation for the period from January 1, 2014 through June 23, 2014, as contained within the nine months ended September 30, 2014; the three and nine months ended September 30, 2013; and as of December 31, 2013, pertain to the historical financial statements and results of operations of Eclipse Resources I, LP., our accounting predecessor.

The accompanying condensed consolidated financial statements, which are unaudited except the balance sheet at December 31, 2013 which is derived from audited financial statements, are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made and contained in annual financial statements. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s financial statements for the year ended December 31, 2013.

Operating results for interim periods may not necessarily be indicative of the results of operations for the full year ending December 31, 2014 or any other future periods.

Preparation in accordance with U.S. GAAP requires the Company to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts. “Note 3—Summary of Significant Accounting Policies” describes our significant accounting policies. The Company’s management believes the major estimates and assumptions impacting the condensed consolidated financial statements are the following:

•	estimates of proved reserves of oil and natural gas, which affect the calculations of depreciation, depletion and amortization and impairment of capitalized costs of oil and natural gas properties;

•	estimates of asset retirement obligations;

•	estimates of the fair value of oil and natural gas properties the Company owns, particularly properties that the Company has not yet explored, or fully explored, by drilling and completing wells;

•	impairment of undeveloped properties and other assets; and

•	depreciation and depletion of property and equipment.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. The Company did not deem any of its accounts receivables to be uncollectable as of September 30, 2014 or December 31, 2013.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. The Company had $23.9 million and $4.1 million of accrued revenues at September 30, 2014 and December 31, 2013, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

(c) Property and Equipment

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas operations. Acquisition costs for oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense (see “Depreciation, Depletion and Amortization” below).

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	September 30, 2014	December 31, 2013
Oil and natural gas properties:
Unproved	$1,169,813	$926,812
Proved	461,768	97,528

Gross oil and natural gas properties	1,631,581	1,024,340
Less accumulated depreciation, depletion and amortization	(64,614)	(8,596)

Oil and natural gas properties, net	1,566,967	1,015,744
Other property and equipment	7,734	2,392
Less accumulated depreciation	(605)	(52)

Other property and equipment, net	7,129	2,340

Property and equipment, net	$1,574,096	$1,018,084

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

Other Property and Equipment

Other property and equipment include land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

(d) Revenue Recognition

Oil and natural gas sales revenue is recognized when produced quantities of oil and natural gas are delivered to a custody transfer point such as a pipeline, processing facility or a tank lifting has occurred, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sales is reasonably assured and the sales price is fixed or determinable. Revenues from the sales of natural gas, crude oil or NGLs in which the Company has an interest with other producers are recognized using the sales method on the basis of the Company’s net revenue interest. The Company had no material imbalances as of September 30, 2014 and December 31, 2013.

In accordance with the terms of joint operating agreements, from time to time, the Company may be paid monthly fees for operating or drilling wells for outside owners. The fees are meant to recoup some of the operator’s general and administrative costs in connection with well and drilling operations and are accounted for as credits to general and administrative expense.

(e) Major Customers

The Company sells production volumes to various purchasers. There were two customers that accounted for 10% or more of the total natural gas, NGLs and oil sales for the three and nine months ended September 30, 2014. There were four customers that accounted for 10% or more of the total natural gas, NGLs and oil sales for the three and nine months ended September 30, 2013. Management believes that the loss of any one customer would not have an adverse effect on the Company’s ability to sell natural gas, NGLs and oil production. The following table sets forth the Company’s major customers and associated percentage of revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Purchaser
Antero Resources Corporation	48%	19%	57%	26%
ARM Energy Management	26%	—	20%	—
Condevco	4%	28%	5%	26%
Dominion East Ohio	3%	19%	4%	17%
Ergon	2%	14%	2%	12%

Total	83%	80%	88%	81%

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

(f) Concentration of Credit Risk

The following table summarizes concentration of receivables, net of allowances, by product or service as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Receivables by product or service:
Sale of oil and natural gas and related products and services	$23,925	$4,092
Joint interest owners	22,661	4,586
Miscellaneous other	440	—

Total	$47,026	$8,678

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s commodity derivative contracts is a net asset position of $2.3 million at September 30, 2014. Other than as provided by the revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are they required to provide credit support to the Company. As of September 30, 2014, the Company did not have past-due receivables from or payables to any of the counterparties.

(g) Accumulated Other Comprehensive Income (Loss)

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Company they include a pension benefit plan that requires the Company to (i) recognize the overfunded or underfunded status of a defined benefit retirement plan as an asset or liability in its balance sheet and (ii) recognize changes in that funded status in the year in which the changes occur through other comprehensive loss. The Company’s pension plan was underfunded by $0.7 million and $1.5 million at September 30, 2014 and December 31, 2013, respectively. Effective March 31, 2014, benefit accruals in the plan were frozen resulting in a gain on reduction of pension liability of $0.0 and $2.2 million for the three and nine months ended September 30, 2014, respectively. No such gain was recorded for the three and nine months ended September 30, 2013.

(h) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion, and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a unit level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties for the three months ended September 30, 2014 and 2013 totaled approximately $29.6 million and $2.2 million, respectively, and for the nine months ended September 30, 2014 and 2013 totaled approximately $51.4 million and $3.2 million, respectively.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation for the three months ended September 30, 2014 and 2013 totaled approximately $0.4 million and $0.2, respectively; and for the nine months ended September 30, 2014 and 2013 totaled approximately $0.6 million and $0.2, respectively. This amount is included in DD&A expense in the condensed consolidated statements of operations.

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

The review of the Company’s oil and gas properties is done by determining if the historical cost of proved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. The Company recognized impairment expenses relating to proved properties of $4.6 million for the three months and nine months ended September 30, 2014. There were no impairments of proved properties for the three and nine months ended September 30, 2013.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded $0.5 million and $4.2 million to impairment of unproved oil and gas properties related to lease expirations for the three and nine months ended September 30, 2014, respectively. These costs are included in exploration expense in the condensed consolidated statements of operations. No such impairments were recorded for the three and nine months ended September 30, 2013.

(j) Income Taxes

Upon the closing of the Corporate Reorganization, the Company owned 100% of Eclipse I, Eclipse Resources-Ohio, LLC and Eclipse Operating. Eclipse I was a limited partnership not subject to federal income taxes before the Corporate Reorganization. However, in connection with the closing of the Corporate Reorganization, the Company became a corporation subject to federal and state income tax and, as such, the Company’s future income taxes will be dependent upon its future taxable income. The change in tax status requires the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the change in status. The resulting net deferred tax liability of approximately $94.4 million was recorded as income tax expense at the date of the completion of the Corporate Reorganization.

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

(m) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with Topic ASC 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 8.96% for the nine months ended September 30, 2014.

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

The following table sets forth the changes in the Company’s ARO liability for the period indicated (in thousands):

Nine Months Ended September 30, 2014
Asset retirement obligations, beginning of period	$9,055
Additional liabilities incurred	420
Accretion	575

Asset retirement obligations, end of period	$10,050

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

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”)”, which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is evaluating the impact of the adoption on its financial position, results of operations and related disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718) (“Update 2014-12”). The amendments in Update 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in Update 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in Update 2014-12 either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company will adopt the requirements of Update 2014-12 upon its effective date of January 1, 2016, and is evaluating the impact of the adoption on its financial position, results of operations and related disclosures.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The objective of the amendments in this update is to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations. Public business entities must apply the amendments in this update prospectively to both of the following: (1) All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; (2) All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is evaluating the impact of the adoption on its financial position, results of operations and related disclosures.

Note 4—Acquisitions

Eclipse Resources Operating, LLC Acquisition

On June 24, 2014, prior to the closing of the IPO, the Company acquired all of the outstanding equity interests of Eclipse Operating for total consideration of $0.1 million. The fair value of the net assets acquired, consisting primarily of cash, accounts receivable, property and equipment, accounts payable and accrued liabilities exceeded the purchase price paid. As a result, the Company recognized a gain of $1.6 million related to the purchase, which is included in other income on the condensed consolidated statements of operations.

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

Immediately prior to the completion of the Oxford Acquisition, Oxford merged into Eclipse Resources—Ohio, LLC (“Eclipse Ohio”). Eclipse Ohio is party to various lawsuits, primarily related to the validity of certain oil and gas leases (see “Note 12—Commitments and Contingencies”).

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information represents the combined results for the Company and Oxford for the three and nine months ended September 30, 2013 as if the acquisition had occurred on January 1, 2013. The pro forma information includes the effects of adjustments for depreciation, depletion, amortization and accretion expense of $7.0 million, amortization of deferred financing costs of $0.4 million, amortization of debt discount of $0.6 million, and the effects of the incremental interest expense on acquisition financing of $10.3 million for the nine months ended September 30, 2013. The pro forma results do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the properties acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2013, nor are they necessarily indicative of future results (in thousands).

For the Nine Months Ended September 30, 2013
Oil and natural gas sales	$13,071
Net loss	$(40,018)

Note 5—Derivative Financial Instruments

Commodity derivatives

The Company is exposed to market risk from changes in energy commodity prices within its operations. The Company utilizes derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of natural gas. The Company currently uses a mix of over-the-counter (“OTC”) natural gas fixed price swaps, basis swaps and put options spreads and collars to manage its exposure to natural gas price fluctuations. All of the Company’s derivative instruments are used for risk management purposes and none are held for trading or speculative purposes.

The Company is exposed to credit risk in the event of non-performance by counterparties. The creditworthiness of counterparties is subject to continuing review. The Company has not experienced any issues of non-performance by derivative counterparties.

Below is summary of the Company’s derivative instrument positions, as of September 30, 2014, for future production periods:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	October 2014—December 2014	$4.121
	26,219	January 2015—December 2015	$4.071

Natural Gas Put Spread:
Purchased put	20,000	October 2014—December 2014	$4.50
Sold put	20,000	October 2014—December 2014	$4.00

Natural Gas Put Sale:
Put sold	16,800	January 2015—December 2015	$3.350

Natural Gas Collar:
Purchased put	5,000	October 2014—March 2015	$4.000
Call sold	5,000	October 2014—March 2015	$4.750

Basis Swaps:
	25,000	November 2014—March 2015	$(1.067)
	25,000	April 2015—October 2015	$(1.208)

Fair values and gains (losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands):

Derivatives not designated as hedging instruments under ASC 815	Gross Amount	Netting Adjustments(a)	Net Amount Presented in the Balance Sheets	Balance Sheet Location
As of September 30, 2014
Assets
Commodity derivatives—current	$3,542	$(1,462)	$2,080	Other current assets
Commodity derivatives—noncurrent	409	(184)	225	Other assets

Total assets	$3,951	$(1,646)	$2,305

Liabilities
Commodity derivatives—current	$(1,462)	$1,462	$—
Commodity derivatives—noncurrent	(184)	184	—

Total liabilities	$(1,646)	$1,646	$—

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

At December 31, 2013, the Company did not have any derivative instruments in place.

The following table presents the Company’s reported gains and losses on derivative instruments for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Commodity derivatives	Gain on derivative instruments	$5,572	$—	$1,098	$—

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

	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2014: (in thousands)
Commodity derivative instruments	$—	$2,305	$—	$2,305

Total	$—	$2,305	$—	$2,305

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

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts due, except for long-term debt. (see “Note 7—Debt”)

Note 7—Debt

12% Senior Unsecured PIK Notes Due 2018

On June 26, 2013, Eclipse I completed a private placement offering of an initial aggregate principal amount of $300 million, with an additional $100 million notes option, at the discretion of Eclipse I, of 12% Senior Unsecured PIK Notes due in 2018 (the “Senior Unsecured Notes”). The Senior Unsecured Notes were issued at 96% of par and Eclipse I received $280.7 million of net cash proceeds, after deducting the discount to initial purchasers of $12 million and offering expenses of $7.3 million. In December 2013, Eclipse I exercised its option and issued an additional $100 million of Senior Unsecured Notes with the same terms, at par. Eclipse I received $100 million net cash proceeds, as no discounts and $0.2 million of offering expenses were incurred in connection with the exercise of the option. During the three and nine months ended September 30, 2014, the Company amortized $1.0 million and $3.0 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.

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

At the Company’s option, for the first 2 semi-annual interest payments following the issue date, interest may be payable by increasing the principal amount of the Senior Unsecured Notes or by issuing payment in kind (“PIK”) securities. At the Company’s option, for the subsequent four semi-annual interest payments thereafter, interest may be payable in the form of 6.0% per annum in cash and 7.0% per annum in PIK securities. Thereafter, interest can only be paid as cash interest. Interest is payable on July 15 and January 15 each year, beginning in January 2014. Interest paid by issuing PIK securities accrues at 13%, interest paid by cash accrues at 12%. The Company elected to settle its accrued interest payable on January 15, 2014 by issuing PIK securities of $22.5 million and settle its accrued interest payable on July 15, 2014 with a cash payment of $25.3 million. As of September 30, 2014, the Company had accrued additional interest in the amount of $10.6 million. The Company capitalized interest expense totaling $3.7 million and $6.3 million for the three and nine months ended September 30, 2014, respectively.

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

The Indenture requires the Company to be in compliance with certain other covenants, including the prompt payment of interest, including PIK interest, and any and all material taxes, assessments and government levies imposed; timely submission of quarterly and audited annual financial statements, reserve reports, budgets and other notices, and other recurring obligations. The Indenture places restrictions on the Company and its subsidiaries with respect to additional indebtedness, liens, dividends and other payments, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, change of control and other matters. The Company was in compliance with all applicable covenants in the Indenture at September 30, 2014.

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

As of September 30, 2014, the principal amount outstanding related to the Senior Unsecured Notes was $422.5 million. The fair value of the Senior Unsecured notes as of September 30, 2014 was $484.0 million. This fair value estimate is classified as Level 2 in the fair value hierarchy. The valuation techniques used are industry-standard models that consider various assumptions, including quoted forward rates, time value, volatility factors and current market and contractual rates, as well as other relevant economic measures. Substantially all of the assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Revolving Credit Facility

During the first quarter of 2014, the Company entered into a $500 million senior secured revolving bank credit facility (the “Revolving Credit Facility”) that matures in 2018. Borrowings under the Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of the Company’s proved properties and commodity hedge positions and are subject to quarterly redeterminations through April 1, 2015 and semiannual redeterminations thereafter. At September 30, 2014, the borrowing base was $100 million and the Company had no outstanding borrowings. After considering outstanding letters of credit issued by the Company, totaling $25 million, the Company had available capacity on the Revolving Credit Facility of $75 million at September 30, 2014.

The Revolving Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Revolving Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the Revolving Credit Facility as of September 30, 2014. Commitment fees on the unused portion of the Revolving Credit Facility are due quarterly at rates ranging from 0.375% to 0.50% of the unused facility based on utilization.

Note 8—Benefit Plans

The following table details the components of pension benefit cost: (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$—	$—	$70	$—
Interest cost	71	—	263	—
Expected return on plan assets	(112)	—	(336)	—
Amortization of transition obligations	—	—	70	—
Amortization of net loss	(1)	—	2	—

Net benefit cost	$(42)	$—	$69	$—

There were no employer contributions made during the nine months ended September 30, 2014. As of March 31, 2014, benefit accruals in the plan were frozen resulting in a gain on reduction of pension liability of $0.0 and $2.2 million for the three and nine months ended September 30, 2014, respectively. No such gain was recorded for the three and nine months ended September 30, 2013.

Note 9—Equity

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

Total compensation expense related to the Incentive Units was less than $0.1 million as of September 30, 2014.

Note 10—Earnings (Loss) Per Share and Pro Forma Earnings (Loss) Per Share

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with any stock awards that have been granted to directors and employees. In accordance with FASB ASC Topic 260, awards of non-vested shares shall be considered to be outstanding as of the grant date for purposes of computing diluted EPS even though their exercise is contingent upon vesting. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the nine months ended September 30, 2014.

(in thousands, except per share data)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Loss (numerator):
Net loss	$(19,054)	$(150,153)

Weighted-average shares (denominator):
Weighted-average number of shares of common stock—basic and diluted	160,000	139,102

Loss per share:
Basic and diluted	$(0.12)	$(1.08)

Pro Forma EPS

The Company’s pro forma basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common shares issued in the IPO were outstanding for the entire period. A reconciliation of the components of pro forma basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Numerator:
Loss before taxes, as reported	$(29,598)	$(66,156)
Pro forma provision for income tax benefit	10,359	23,155

Pro forma net loss	$(19,239)	$(43,001)

Denominator:
Weighted-average number of common shares outstanding—basic and diluted	160,000	160,000

Net income per share:
Basic and diluted	$(0.12)	$(0.27)

Note 11—Related Party Transactions

In December 2010, Eclipse Operating was formed by members of the Company’s management team for purposes of operating Eclipse I. The Company’s Chairman, President and Chief Executive Officer, Executive Vice President, Secretary and General Counsel and Executive Vice President and Chief Operating Officer each owned 33% of the membership units of Eclipse Operating. Eclipse Operating provides administrative and management services to Eclipse I under the terms of an Administrative Services Agreement. In connection with the Corporate Reorganization, Eclipse I acquired of all the outstanding equity interests of Eclipse Operating for $0.1 million, which is the amount of the aggregate capital contributions made to Eclipse Operating by its members. As a result, Eclipse Operating became a wholly owned subsidiary of Eclipse I.

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

During the period from January 1, 2014 to June 23, 2014 the Company’s management fee to Eclipse Operating was $15.6 million. The Company’s management fee to Eclipse Operating was $3.8 million and $8.4 million for the three and nine months ending September 30, 2013, respectively. These expenses are classified within “Operating expenses—General and administrative” in the condensed consolidated statements of operations.

Note 12—Commitments and Contingencies

(a) Legal Matters

The West appeal

Prior to the Oxford Acquisition, Oxford commenced a lawsuit on October 24, 2011 in the Common Pleas Court of Belmont County, Ohio against Mr. Barry West, a lessor under an Oxford oil and gas lease, to enforce its rights to access and drill a well pursuant to the lease during its initial 5-year primary term. The lessor counterclaimed, alleging, among other things, that the challenged Oxford lease constituted a lease in perpetuity and, accordingly, should be deemed void and contrary to public policy in the State of Ohio. On October 4, 2013, the Belmont County trial court granted a motion for summary judgment in favor of the lessor and ruled that the lease is a “no term” perpetual lease and, as such, is void as a matter of Ohio law.

The Company has appealed the trial court’s decision in the West case to the Ohio Court of Appeals for the Seventh Appellate District, arguing, among other things, that the Belmont County trial court erred in finding that the lease is a “no term” perpetual lease, by ruling that perpetual leases are void as a matter of Ohio law and by invalidating such leases. The Company cannot predict the outcome of this lawsuit or the amount of time and expense that will be required to resolve the lawsuit.

In addition, many of the Company’s other oil and gas leases in Ohio contain provisions identical or similar to those found in the challenged Oxford lease. Following the ruling of the trial court in the West case, three other lessors filed lawsuits, or amended existing complaints in pending lawsuits, that remain outstanding against the Company to make allegations similar to those made by the lessor West lawsuit. These three lawsuits, together with the West case, affect approximately 230 gross (230 net) leasehold acres and were capitalized on our balance sheet as of September 30, 2014 at $1.7 million.

The Company has undertaken efforts to amend the other leases acquired within the Utica Core Area in the Oxford Acquisition to address the issues raised by the trial court’s ruling in the West case. These efforts have resulted in modifications to leases covering approximately 31,040 net acres out of the approximately 46,549 net acres. The Company’s offer may require modification to address the issues raised by the trial court while the Company’s appeal is pending; however, the Company cannot predict whether the Company will be able to obtain modifications of the leases covering the remaining 15,509 net acres to effectively resolve issues related to the West trial court’s ruling or the amount of time and expense that will be required to amend these leases.

In light of the foregoing, if the appeals court affirms the trial court ruling in the West case, and if other courts in Ohio adopt a similar interpretation of the provisions in other oil and gas leases the Company acquired in the Oxford Acquisition, other lessors may challenge the validity of such leases and those challenged leases may be declared void. Consequently, this could result in a loss of the mineral rights and an impairment of the related assets which could have a material adverse impact on the Company’s financial statements. These costs could potentially be impaired if it was determined that the West lawsuit leases are invalid. Other than this potential impairment, the Company is not able to estimate the range of other potential losses related to this matter.

On September 26, 2014, the Ohio Court of Appeals for the Seventh Appellate District, the same appellate court that will decide the Company’s appeal in the West case, issued its decision in the case of Clyde Hupp et al. v. Beck Energy Corporation, an appeal of a Monroe County trial court decision upon which the trial court in West based its decision. The appellate court held that while Ohio law disfavors perpetual leases, courts in Ohio have not found them to be per se illegal or void from their inception. The appellate court further held that the trial court misinterpreted both the pertinent lease provisions and Ohio law on the subject and erred in concluding that the Beck Energy lease is a no-term, perpetual lease that is void ab initio as against public policy. On November 7, 2014, the plaintiff landowners filed an appeal of the appellate court’s decision with the Supreme Court of Ohio. We are unable to determine at this time whether the Supreme Court of the State of Ohio will agree to accept the appeal.

The Company believes that there are strong grounds for appeal of the West decision, and therefore, the Company intends to pursue all available appellate rights, and to vigorously defend against the claims in this lawsuit. Based on the merits of the Company’s appeal and the favorable holdings in the Hupp v. Beck Energy appellate decision described above, the Company believes that it is not probable that trial court’s decision in West will be upheld in the appeal or that the Company will incur a material loss in the lawsuit. The Company has not recorded an accrual for the potential losses attributable to this lawsuit.

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

The Company leases office space under operating leases that expire between the years 2015 - 2018. Rent expense related to the lease agreements for the three months ended September 30, 2014 and 2013 was $0.1 million and $0.0 million, respectively; and for the nine months ended September 30, 2014 and 2013 was $0.2 million and $0.0 million, respectively.

Note 13—Income Tax

For 2014, the Company’s annual estimated effective tax rate is expected to be a benefit of approximately 34.8%, exclusive of the “Change in Tax Status” charge (see “Note 3—Summary of Significant Accounting Policies”) and a discrete item related to the gain on acquisition of Eclipse Operating (see “Note 4—Acquisitions”). The Company expects to incur a tax loss in fiscal year 2014 (due principally to the ability to expense certain intangible drilling and development costs under current law) and thus, no current income taxes are anticipated to be paid. This tax loss is expected to result in a Net Operating Loss carryforward at year-end; however, no valuation allowance has been (or is expected to be) recorded as management believes that there is sufficient future taxable income to fully utilize all tax attributes. This future taxable income arises from reversing temporary differences due to the excess of the book carrying value of oil and gas properties over their corresponding tax bases. Management is not relying on other sources of taxable income in concluding that no valuation allowance is needed.

As of September 30, 2014, the Company has not recorded a reserve for any uncertain tax positions.

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

On June 24, 2014, prior to the closing of our initial public offering (“IPO”) we completed our Corporate Reorganization, as described under “Note 1—Organization and Nature of Operations”. As such, information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2014 through June 23, 2014, as contained within the three and nine months ended September 30, 2014, and for the three and nine months ended September 30, 2013, pertain to the historical financial statements and results of operations of Eclipse I, our accounting predecessor.

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

Approximately 99,481 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 27,656 of these net acres are in the Marcellus Shale in Eastern Ohio within what we refer to as Our Marcellus Project Area. We are the operator of approximately 85% of our net acreage within the Utica Core Area and Our Marcellus Project Area. We began assembling our acreage position in 2011 based upon an analytical evaluation of the shale properties within the Utica and Point Pleasant formations across Eastern Ohio. We initially targeted and acquired approximately 27,000 net acres in the Utica Core Area in 2011 through a combination of leasing and largely contiguous acreage acquisitions. In 2012, we entered into an agreement with Antero Resources Corporation (“Antero Resources”) to form an area of mutual interest covering approximately 43,600 gross acres predominately in Noble County, Ohio, which Antero Resources operates. Pursuant to our agreement, during a three-year term, we and Antero Resources have the option to purchase an interest in any acquisitions of oil and gas interests the other completes within the area of mutual interest. If the non-acquiring party elects to participate, we will own an undivided 30% interest and Antero Resources will own an undivided 70% interest in such acquired oil and gas interests. In June 2013, we acquired Oxford, which held approximately 180,000 net acres in Ohio, including approximately 49,000 net acres in the Utica Core Area and approximately 1,289 gross proved producing conventional wells.

Since entering the Utica Shale play in May 2011, through September 30, 2014, we, or our operating partners, had commenced drilling 151 gross (59.1 net) wells within the Utica Core Area and Our Marcellus Project Area, of which 22 gross (11.3 net) were drilling, 32 gross (14.6 net) were awaiting completion, 16 gross (8.7 net) were in the process of being completed, 12 gross (2.4 net) were awaiting midstream and 69 gross (22.1 net) had been turned to sales.

As of September 30, 2014, we were operating 3 horizontal rigs in the Utica Core Area. We frequently utilize top-hole rigs ahead of our horizontal rigs to drill the vertical portion of our wells in order to maximize the drilling efficiency of our larger horizontal drilling rigs and reduce overall costs.

For the three months ended September 30, 2014, we were producing approximately 85.8 net MMcfe per day comprised of approximately 78% natural gas, 9% NGLs and 13% oil.

Total proved reserves as of September 30, 2014 were 245.5 Bcfe, or 40.9 MMBoe, and our proved developed reserves totaled 112.1 Bcfe, or 18.7 MMBoe. Our pre-tax PV 10 as of September 30, 2014 totaled $401.2 million using SEC pricing assumptions. Additionally, our estimated proved reserves were approximately 75% natural gas, 14% NGLs and 11% oil, as of September 30, 2014. Our reserve estimates at September 30, 2014 were prepared by Netherland, Sewell & Associates, Inc., our independent petroleum engineers.

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

Factors That Significantly Affect Our Financial Condition and Results of Operations

We derive substantially all of our revenues from the production and sale of natural gas, NGLs, which are extracted from our natural gas during processing, and oil. During the nine months ended September 30, 2014, our revenues were comprised of approximately 47.2%, 13.8% and 39.0% from the production and sale of natural gas, NGLs and oil, respectively. Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Natural gas, NGLs and oil prices have historically been volatile and may fluctuate widely in the future due to a variety of factors, including, but not limited to, prevailing economic conditions, supply and demand of hydrocarbons in the marketplace and geopolitical events such as wars or natural disasters. Sustained periods of low prices for these commodities would materially and adversely affect our financial condition, our results of operations, the quantities of natural gas, NGLs and oil that we can economically produce and our ability to access capital.

In January 2014, we began using commodity derivative instruments to manage and reduce price volatility and other market risks associated with our production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through over-the-counter commodity derivative contracts with large financial institutions. We currently use a mix of natural gas fixed price swaps, basis swaps and put option spreads and collars. Swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, we receive a settlement from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, we pay the counterparty an amount based on the price difference multiplied by the volume. A put option spread is the combination of a purchased put and a sold put. The purchased put establishes the minimum price that we will receive for the contracted volumes unless the referenced price falls below the sold put strike price, at which point the minimum price equals the reference price plus the excess of the purchased put strike price over the sold put strike price. Collars establish a minimum floor price and a predetermined ceiling price. The prices contained in these derivative contracts are based on NYMEX Henry Hub prices. The NYMEX Henry Hub price of natural gas is a widely used benchmark for the pricing of natural gas in the United States. The actual prices realized from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of location differentials. Location differentials to NYMEX Henry Hub prices, also known as basis differential, result from variances in regional natural gas prices compared to NYMEX Henry Hub prices as a result of regional supply and demand factors. Historically, we have not hedged basis differentials associated with our natural gas production, although we may elect to do so in the future. We have elected not to designate our current portfolio of commodity derivative contracts as hedges for accounting purposes. Therefore, changes in fair value of these derivative instruments are recognized in earnings in the period of change. Please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of our commodity derivative contracts.

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

Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Public Company Expenses. As a result of our IPO, we will continue to incur direct incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with annual and quarterly reports and our other filings with the SEC, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation.

Corporate Reorganization. Information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2014 through June 23, 2014, as contained within the three and nine months ended September 30, 2014, and for the three and nine months ended September 30, 2013, pertain to the historical financial statements and results of operations of Eclipse I, our accounting predecessor. As a result, the historical financial data may not give you an accurate indication of what our actual results would have been had the Corporate Reorganization been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

The Oxford Acquisition. Eclipse I, our predecessor, acquired Oxford on June 26, 2013. As such, the results of Oxford’s operations prior to such date are not included in the historical financial statements. Accordingly, our historical financial data may not present an accurate indication of what our actual results would have been if the Oxford Acquisition had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

Income Taxes. The Company recognized income tax expense (benefit) of approximately $(10.5) million and $84.0 million for the three and nine months ended September 30, 2014, respectively. We were not a tax paying entity during the corresponding periods of fiscal year 2013 and therefore, no income tax expense (benefit) was recorded by us during such periods. Income tax expense (benefit) for the three and nine months ended September 30, 2014 is made up of two elements: (i) the Change in Tax Status charge, and (ii) income tax expense (benefit) from continuing operations.

With the consummation of our Corporate Reorganization on June 24, 2014 prior to our IPO, we became a tax paying entity, and as such, were required to record a charge against income equal to the estimated tax effect of the excess of the book carrying value of our net assets (primarily producing oil and gas properties) over their collective estimated tax bases as of the closing date of the Corporate Reorganization. As a result, we recorded a tax expense (benefit) of approximately $94.4 million.

For the three and nine months ended September 30, 2014, we had an income tax expense (benefit) from continuing operations of $(10.5) million and $(10.4) million, respectively. This represents an application of our estimated annual effective tax rate (including state income taxes) for 2014 to our income subject to corporate tax earned from the Corporate Reorganization date through September 30, 2014. Please see “Note 13—Income Tax” located in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Increased Horizontal Drilling Activity. We began horizontal, unconventional drilling operations in 2012, and through September 30, 2014, we, or our operating partners, had commenced drilling 151 gross (59.1 net) wells. We expect to drill or participate in 186 gross 74.7 horizontal wells by the end of 2014. Our current and future drilling activity is substantially weighted towards the development of our Utica and Marcellus Shale acreage using horizontal wells. The costs and production associated with the wells we expect to drill in the Utica and Marcellus Shale will differ substantially from the vertical conventional wells historically drilled.

Financing Arrangements. As of September 30, 2014, we had outstanding indebtedness of $422.5 million. In June 2013, we issued $300.0 million in aggregate principle amount of 12.0% senior unsecured PIK notes due 2018, which we refer to as our Senior Unsecured Notes. In December 2013, we issued an additional $100.0 million of Senior Unsecured Notes at par. The Company elected to settle its accrued interest payable on January 15, 2014 by issuing PIK securities of $22.5 million.

Cumulative net proceeds from our Senior Unsecured Notes of $380.7 million, after offering fees and expenses, were used along with contributions from private equity funds managed by EnCap and investment funds controlled by certain members of our management team to acquire Oxford and to continue to develop our acreage in the Utica Core Area and in Our Marcellus Project Area.

On February 18, 2014, we entered into a $500.0 million senior secured revolving credit facility, which we refer to as our Revolving Credit Facility. Our Revolving Credit Facility matures on January 15, 2018 and includes customary affirmative and negative covenants. The initial borrowing base under our Revolving Credit Facility was $50.0 million, and as of May 1, 2014, our borrowing base was increased to $100.0 million. The Company had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2014.

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

Principal Components of Our Cost Structure

•	Lease operating. These are day-to-day costs incurred to bring hydrocarbons out of the ground along with the daily costs incurred to maintain our producing properties. Such costs include compensation of our field employees, maintenance, repairs and workovers expenses related to our natural gas and oil properties. These costs are expected to remain a function of supply and demand.

•	Transportation, gathering and compression. Under some of our sales arrangements, we sell natural gas at a specific delivery point, pay transportation, gathering and compression costs to a third party and receive proceeds from the purchaser with no deduction. These costs represent those transportation, gathering and compression costs paid by us to third parties. Additionally, we plan to enter multiple firm transportation contracts that secure takeaway capacity that includes minimum volume commitments, the cost of which is included in these expenses.

•	Production and ad valorem taxes. Production taxes are paid on produced natural gas and oil based on a percentage of market prices or at fixed rates established by the applicable federal, state or local taxing authorities. Ad valorem taxes are generally based on reserve values at the end of each year.

•	Depreciation, depletion and amortization. This includes the expensing of the capitalized costs incurred to acquire, explore and develop natural gas, NGLs and oil. As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts, and apportion these costs to each unit of production through depreciation, depletion and amortization expense.

•	Exploration. These are geological and geophysical costs, seismic costs, delay rentals and the costs of unsuccessful exploratory dry holes. This category also includes unproved property impairment and expenses associated with lease expirations.

•	General and administrative. These costs include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations, franchise taxes, audit and other professional fees and legal compliance. Included in this category are any overhead expense reimbursements we receive from working interest owners of properties, for which we serve as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life.

•	Impairment of oil and gas properties. Properties are evaluated for impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. When the carrying value exceeds the sum of the future undiscounted cash flows, an impairment loss is recognized for the difference between the fair market value and carrying value of the asset.

•	Accretion expense. This expense includes the monthly accretion of the future abandonment costs of tangible assets such as wells, service assets, pipelines and other facilities.

•	Gain (loss) on derivative instruments. We utilize commodity derivative contracts to reduce our exposure to fluctuations in the price of gas. None of our derivative contracts are designated as hedges for accounting purposes. Consequently, our derivative contracts are marked-to-market each quarter with changes in fair value recognized currently as a gain or loss in our results of operations. The amount of future gain or loss recognized on derivative instruments is dependent upon future gas prices, which will affect the value of the contracts. Cash flow is only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. In addition to gains and losses recognized from changes in fair value of the derivative instruments, gain (loss) on derivative instruments includes actual amounts realized from settlement of derivative instruments upon expiration.

•	Interest expense. We have historically financed a portion of our cash requirements with proceeds from fixed-rate Senior Unsecured Notes and Revolving Credit Facility. As a result, we incur interest expense that is affected by our financing decisions. We capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Upon completion of construction of the asset, the associated capitalized interest costs are included within our asset base and depleted accordingly.

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

Overview of the Three Months Ended September 30, 2014 Results

Operationally, our performance during the three months ended September 30, 2014 reflects continued development of our Utica Core Area and Our Marcellus Project Area acreage, continuing the delineation process across these two acreage positions. During the three months ended September 30, 2014, we achieved the following financial and operating results:

•	increased our net production by 104% from the period ended June 30, 2014 to 85.8 MMcfe per day;

•	increased total net proved reserves by 32% to 245.5 Bcfe;

•	commenced drilling 16 gross (12.6 net) operated Utica Shale wells, completed 17 gross (12.6 net) operated Utica Shale wells and turned-to-sales 13 gross (8.8 net) wells during the quarter;

•	participated in 14 gross (2.9 net) non-operated Utica Shale wells, completed 18 gross (1.7 net) non-operated Utica Shale wells and turned-to-sales 14 gross (1.2 net) wells during the quarter;

•	net loss was $(19.1) million for the three months ended September 30, 2014 compared to $(16.5) million for the three months ended September 30, 2013; and

•	Adjusted EBITDAX was $13.1 million for the three months ended September 30, 2014 compared to $(2.6) million for the three months ended September 30, 2013. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for more information.

Overview of the Nine Months Ended September 30, 2014 Results

Operationally, our performance during the nine months ended September 30, 2014 reflects continued development of our Utica Core Area and Our Marcellus Project Area acreage continuing the delineation process across these two acreage positions. During the nine months ended September 30, 2014, we achieved the following financial and operating results:

•	completed our IPO of 30,300,000 shares of common stock, resulting in gross proceeds of approximately $818.1 million, and net proceeds to us of approximately $544.7 million;

•	increased total net proved reserves by 213%, or 167.0 Bcfe, compared to December 31, 2013;

•	commenced drilling 46 gross (33.2 net) operated Utica Shale wells, completed 27 gross (20.8 net) operated Utica Shale wells and turned-to-sales 17 gross (12.7 net) wells during the year;

•	participated in 49 gross (7.7 net) non-operated Utica Shale wells and completed 46 gross (5.7 net) non-operated Utica Shale wells and turned-to-sales 45 gross (7.2 net) wells were placed into sales during the year;

•	contracted for firm gathering, cryogenic processing and fractionation capacity for our operated Utica Shale liquids rich natural gas production;

•	entered into long-term firm transportation contracts with pipelines to sell a portion of our expected natural gas production beginning in 2015. The contracts range in term and extend through 2025 to 2032. The annual commitment is approximately $72 million and is payable per MMbtu of natural gas transported on the pipelines;

•	net loss was $(150.2) million for the nine months ended September 30, 2014 compared to $(24.0) million for the nine months ended September 30, 2013; and

•	Adjusted EBITDAX was $36.4 million for the nine months ended September 30, 2014 compared to $(8.4) million for the nine months ended September 30, 2013. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average, high and low NYMEX Henry Hub prices for natural gas and NYMEX WTI prices for oil for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NYMEX Henry Hub High ($/MMBtu)	$4.46	$3.81	$6.15	$4.41
NYMEX Henry Hub Low ($/MMBtu)	3.75	3.23	3.75	3.11
Average NYMEX Henry Hub ($/MMBtu)	3.95	3.56	4.43	3.69

NYMEX WTI High ($/Bbl)	$105.34	$110.53	$107.26	$110.53
NYMEX WTI Low ($/Bbl)	91.16	97.99	91.16	86.68
Average NYMEX WTI ($/Bbl)	97.25	105.81	99.62	98.20

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013	Change
Revenues (in thousands):
Natural gas sales	$17,208	$1,587	$15,621
NGLs sales	5,132	—	5,132
Oil sales	13,362	2,923	10,439

Total revenues	$35,702	$4,510	$31,192

Our production grew approximately 7,295 MMcfe for the three months ended September 30, 2014 over the same period in 2013, which was attributable to additions from acquisitions and drilling success as we placed new wells on production, partially offset by natural decline. Our production for the three months ended September 30, 2014 and 2013 is set forth in the following table:

	Three Months Ended September 30,
	2014	2013	Change
Production:
Natural gas (MMcf)	6,190.3	432.4	5,757.9
NGLs (Mbbls)	116.4	—	116.4
Oil (Mbbls)	166.9	27.2	139.7
Total (MMcfe)	7,890.0	595.3	7,294.7

Average daily production volume:
Natural gas (Mcf/d)	67,286	4,700	62,586
NGLs (Bbls/d)	1,265	—	1,265
Oil (Bbls/d)	1,814	296	1,518
Total (Mcfe/d)	85,761	6,471	79,290

Our average realized price received during the three months ended September 30, 2014 was $4.53 per Mcfe compared to $7.58 per Mcfe in the three months ended September 30, 2013. The decrease in the average realized price was due primarily to a higher percentage of our total revenues being driven by natural gas production in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Average realized prices (wellhead) do not include any third party transportation costs, which are reported in transportation, gathering and compression expense on our condensed consolidated statements of operations. Average realized price calculations, excluding the effects of hedges, for the three months ended September 30, 2014 and 2013 are shown in the following table.

	Three Months Ended September 30,
	2014	2013	Change
Volume weighted average realized prices:
Natural gas ($/Mcf)(1)	$2.78	$3.67	$(0.89)
NGLs ($/Bbl)	44.09	—	44.09
Oil ($/Bbl)	80.06	107.46	(27.40)
Average price ($/Mcfe)	4.53	7.58	(3.05)
Differential to Average NYMEX Henry Hub(2)	(1.17)	0.11	(1.28)
Differential to Average NYMEX WTI(2)	(17.19)	1.65	(18.84)

(1)	Including the effects of commodity hedging, the average effective natural gas sales price for the three months ended September 30, 2014 would have been $3.68 per Mcf. The total volume of gas associated with these hedges for the three months ended September 30, 2014 represented approximately 46% of our total natural gas sales volumes. There were no commodity derivatives in place for the three months ended September 30, 2013.
(2)	Differential compares actual NYMEX Henry Hub and WTI prices to our actual volume-weighted average realized prices for gas and oil, respectively.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about operating expenses for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013	Change
Operating expenses (in thousands):
Lease operating	$2,077	$1,035	$1,042
Transportation, gathering and compression	6,857	23	6,834
Production and ad valorem taxes	2,132	26	2,106
Depreciation, depletion and amortization	29,983	2,462	27,521
General and administrative	11,897	6,042	5,855

Operating expenses per Mcfe:
Lease operating	$0.26	$1.74	$(1.48)
Transportation, gathering and compression	0.87	0.04	0.83
Production and ad valorem taxes	0.27	0.04	0.23
Depletion, depreciation and amortization	3.80	4.14	(0.34)

	Three Months Ended September 30,
	2014	2013	Change
General and administrative	1.51	10.15	(8.64)

Lease operating expense was $2.1 million in the three months ended September 30, 2014 compared to $1.0 million in the three months ended September 30, 2013. The increase of $1.1 million is attributable to an increased number of wells coming online during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Lease operating expenses include normally recurring expenses to operate and produce our wells and non-recurring workovers and repairs. We experience increases in operating expenses as we add new wells and manage existing properties.

Transportation, gathering and compression expense was $6.9 million during the three months ended September 30, 2014 compared to less than $0.1 million in the three months ended September 30, 2013. These third party costs were higher in the three months ended September 30, 2014 due to our production growth where we have third party gathering and compression agreements. We have excluded these costs in the calculation of average realized sales prices.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $2.1 million in the three months ended September 30, 2014 compared to less than $0.1 million in the three months ended September 30, 2013. Production and ad valorem taxes increased due to higher production volumes subject to production or ad valorem taxes.

Depreciation, depletion and amortization was approximately $30.0 million in the three months ended September 30, 2014 compared to $2.5 million in the three months ended September 30, 2013. The increase in the three months ended September 30, 2014 when compared to the three months ended September 30, 2013 is due to the increase in production during 2014. On a per Mcfe basis, DD&A decreased to $3.80 in the three months ended September 30, 2014 from $4.14 in the three months ended September 30, 2013, which was predominantly driven by a lower depletion rate. The decrease in depletion rate during the three months ended September 30, 2014 was due to total proved reserves (the denominator) increasing at a higher rate than production (the numerator) over the period.

General and administrative expense was $11.9 million for the three months ended September 30, 2014 compared to $6.0 million for the three months ended September 30, 2013. The increase of $5.9 million during the three months ended September 30, 2014 when compared to three months ended September 30, 2013 is primarily due to higher salaries and benefits related to the hiring of a significant number of new employees during the three months ended September 30, 2014. We expect that our personnel costs will continue to increase as we invest in our technical teams and other staffing to support the expansion of our drilling program in the Utica Core Area and Our Marcellus Project Area.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include exploration expense, impairment of oil and gas properties and accretion of asset retirement obligation expense. The following table details our other operating expenses for three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013	Change
Other Operating Expenses (in thousands):
Exploration	$3,057	$350	$2,707
Impairment of oil and gas properties	4,605	—	4,605
Accretion of asset retirement obligations	198	117	81

Exploration expense was $3.1 million in the three months ended September 30, 2014 compared to $0.4 million in the three months ended September 30, 2013. The increase was due to higher impairment of unproved properties related to lease expirations, dry hole costs, and delay rentals due to acreage increases and lease modifications. The following table details our exploration-related expenses for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013	Change
Exploration Expenses (in thousands):
Geological and geophysical	$370	$335	$35
Delay rentals	1,391	11	1,380
Dry hole	796	4	792
Impairment of unproved properties	500	—	500

	$3,057	$350	$2,707

Impairment of unproved properties was $0.5 million for the three months ended September 30, 2014 compared to $0.0 million for the three months ended September 30, 2013. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Impairment of oil and gas properties was $4.6 million for the three months ended September 30, 2014 compared to $0.0 million for the three months ended September 30, 2014. An analysis of proved properties determined the future undiscounted cash flows were less than the carrying value for certain asset groupings. An impairment expense was recognized for these asset groupings based on the difference between the fair market value and carrying value of the asset groupings. This type of impairment is common in new plays where reserves and production associated with different areas of the play are still being evaluated.

Accretion of asset retirement obligations was $0.2 million in the three months ended September 30, 2014, compared to $0.1 million in the three months ended September 30, 2013. Accretion expense relates to the increase in the asset retirement obligations associated with new wells drilled during the three months ended September 30, 2014 and existing wells acquired in the Oxford Acquisition in June 2013.

Other Income (Expense)

Gain on derivative instruments was $5.6 million for the three months ended September 30, 2014. There was no gain or loss on derivatives in the three months ended September 30, 2013 as the Company did not have derivative instruments in place during this period. The $5.6 million gain on derivative instruments includes approximately $0.6 million of net cash receipts on settled derivatives.

Interest expense, net was $10.1 million for the three months ended September 30, 2014. We incurred $10.9 million in interest expense in the three months ended September 30, 2013. The decrease in interest expense during the three months ended September 30, 2014 was due to higher capitalized interest partially offset by increased interest expense on our Senior Unsecured Notes.

Income tax benefit was $10.5 million for the three months ended September 30, 2014 primarily related to our operating loss during the period.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013	Change
Revenues (in thousands):
Natural gas sales	$41,233	$1,764	$39,469
NGLs sales	12,036	—	12,036
Oil sales	34,176	3,604	30,572

Total revenues	$87,445	$5,368	$82,077

Our production for the nine months ended September 30, 2014 grew by approximately 14,467 MMcfe compared to the nine months ended September 30, 2013 over the same period in 2013, which was attributable to additions from acquisitions and drilling success as we placed new wells on production, partially offset by natural decline. Our production for each of the nine months ended September 30, 2014 and 2013 is set forth in the following table:

	Nine Months Ended September 30,
	2014	2013	Change
Production:
Natural gas (MMcf)	11,395.8	477.6	10,918.2
NGLs (Mbbls)	238.8	—	238.8
Oil (Mbbls)	387.9	35.3	352.6
Total (MMcfe)	15,155.9	689.1	14,466.8

Average daily production volume:
Natural gas (Mcf/d)	41,743	1,749	39,994
NGLs (Bbls/d)	875	—	875
Oil (Bbls/d)	1,421	129	1,292
Total (Mcfe/d)	55,516	2,524	52,992

Our average realized price received during the nine months ended September 30, 2014 was $5.77 per Mcfe compared to $7.79 per Mcfe in the nine months ended September 30, 2013. The decrease in the average realized price was due primarily to a higher percentage of our total revenues being driven by natural gas production in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Average realized prices (wellhead) do not include any third party transportation costs, which are reported in transportation, gathering and compression expense on our condensed consolidated statements of operations. Average realized price calculations for the nine months ended September 30, 2014 and 2013 are shown in the following table.

	Nine Months Ended September 30,
	2014	2013	Change
Volume weighted average realized prices:
Natural gas ($/Mcf)(1)	$3.62	$3.69	$(0.07)
NGLs ($/Bbl)	50.40	—	50.40
Oil ($/Bbl)	88.11	102.10	(13.99)
Average price ($/Mcfe)	5.77	7.79	(2.02)
Differential to Average NYMEX Henry Hub(2)	(0.81)	—	(0.81)
Differential to Average NYMEX WTI(2)	(11.51)	3.90	(15.41)

(1)	Including the effects of commodity hedging, the average effective natural gas sales price for the nine months ended September 30, 2014 would have been $3.71 per Mcf. The total volume of gas associated with these hedges for the nine months ended September 30, 2014 represented approximately 47% of our total sales volumes for the three months ended September 30, 2014. There were no commodity derivatives in place for the nine months ended September 30, 2013.
(2)	Differential compares actual NYMEX Henry Hub and WTI prices to our actual volume-weighted average realized prices for gas and oil, respectively.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about operating expenses for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013	Change
Operating expenses (in thousands):
Lease operating	$6,511	$1,165	$5,346
Transportation, gathering and compression	10,710	23	10,687
Production and ad valorem taxes	3,187	32	3,155
Depletion, depreciation and amortization	51,967	3,445	48,522
General and administrative	28,720	12,504	16,216

Operating expenses per Mcfe:
Lease operating	$0.43	$1.69	$(1.26)
Transportation, gathering and compression	0.71	0.03	0.68
Production and ad valorem taxes	0.21	0.05	0.16
Depletion, depreciation and amortization	3.43	5.00	(1.57)
General and administrative	1.89	18.15	(16.26)

Lease operating expense was $6.5 million in the nine months ended September 30, 2014 compared to $1.2 million in the nine months ended September 30, 2013. The increase of $5.3 million is attributable to an increased number of wells coming online during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Lease operating expenses include normally recurring expenses to operate and produce our wells and non-recurring workovers and repairs. We experience increases in operating expenses as we add new wells and manage existing properties. We incurred $1.0 million in workover costs, associated primarily with legacy conventional wells, in the nine months ended September 30, 2014 compared to $0 in the nine months ended September 30, 2013.

Transportation, gathering and compression expense was $10.7 million during the nine months ended September 30, 2014 compared to less than $0.1 million in the nine months ended September 30, 2013. These third party costs were higher in the nine months ended September 30, 2014 due to our production growth where we have third party gathering and compression agreements. We have excluded these costs in the calculation of average realized sales prices.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $3.2 million in the nine months ended September 30, 2014 compared to less than $0.1 million in the nine months ended September 30, 2013. Production and ad valorem taxes increased due to an increase in production volumes subject to production or ad valorem taxes.

Depreciation, depletion and amortization was approximately $52.0 million in the nine months ended September 30, 2014 compared to $3.4 million in the nine months ended September 30, 2013. The increase in the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 is due to the increase in production during 2014. On a per Mcfe basis, DD&A decreased to $3.43 in the nine months ended September 30, 2014 from $5.00 in the nine months ended September 30, 2013, which was predominantly driven by a lower depletion rate. The decrease in depletion rate in the nine months ended September 30, 2014 was due to total proved reserves (the denominator) increasing at a higher rate than production (the numerator) over the period.

General and administrative expense was $28.7 million for the nine months ended September 30, 2014 compared to $12.5 million for the nine months ended September 30, 2013. The increase of $16.2 million during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 is primarily due to higher salaries and benefits related to the hiring of a significant number of new employees during the nine months ended September 30, 2014. Our personnel costs will continue to increase as we invest in our technical teams and other staffing to support the expansion of our drilling program in the Utica Core Area and Our Marcellus Project Area.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include exploration expense, impairment of oil and gas properties, accretion expense, and gain on reduction of pension liability. The following table details our other operating expenses for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013	Change
Other Operating Expenses (in thousands):
Exploration	$16,897	$470	$16,427
Impairment of oil and gas properties	4,605	—	4,605
Accretion of asset retirement obligations	575	234	341
Gain on reduction of pension liability	(2,208)	—	(2,208)

Exploration expense was $16.9 million in the nine months ended September 30, 2014 compared to $0.5 million in the nine months ended September 30, 2013. The increase was due to higher impairment of unproved properties relating to lease expirations, geological and geophysical costs, dry hole costs and delay rentals due to acreage increases and lease modifications. The following table details our exploration-related expenses for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013	Change
Exploration Expenses (in thousands):
Geological and geophysical	$729	$355	$374
Delay rentals	11,077	82	10,995
Dry hole	925	33	892
Impairment of unproved properties	4,166	—	4,166

	$16,897	$470	$16,427

Impairment of unproved properties was $4.2 million in the nine months ended September 30, 2014 compared to $0.0 million in the nine months ended September 30, 2013. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Impairment of oil and gas properties was $4.6 million for the nine months ended September 30, 2014 compared to $0.0 million for the nine months ended September 30, 2014. An analysis of proved properties determined the future undiscounted cash flows were less than the carrying value for certain asset groupings. An impairment expense was recognized for these asset groupings based on the difference between the fair market value and carrying value of the asset groupings. This type of impairment is common in new plays where reserves and production associated with different areas of the play are still being evaluated.

Accretion of asset retirement obligations was $0.6 million in the nine months ended September 30, 2014, compared to $0.2 million in the nine months ended September 30, 2013. Accretion expense relates to the increase in the asset retirement obligations associated with new wells drilled during the nine months ended September 30, 2014 and existing wells acquired in the Oxford Acquisition in June 2013.

Gain on reduction of pension liability was $2.2 million for the nine months ended September 30, 2014, compared to $0.0 in the nine months ended September 30, 2013. Effective March 31, 2014, the Company froze the benefit accruals related to the defined benefit pension plan it assumed in the Oxford Acquisition, which was completed during fiscal 2013.

Other Income (Expense)

Gain on derivative instruments was $1.1 million for the nine months ended September 30, 2014. There was no gain or loss on derivatives in the nine months ended September 30, 2013 as the Company did not have derivative instruments in place during this period. The Company made cash payments of approximately $1.6 million on derivative instruments that settled during the nine months ended September 30, 2014.

Interest expense, net was $35.3 million for the nine months ended September 30, 2014 compared to $11.5 million in the nine months ended September 30, 2013. The increase in interest expense during the nine months ended September 30, 2014 was due to the June 2013 and December 2013 issuances of $281.2 million and $100.0 million, respectively, of our Senior Unsecured Notes, net of discounts and offering expenses, as well as the $60 million drawn on our Revolving Credit Facility during 2014.

Other income was $1.6 million for the nine months ended September 30, 2014 representing the gain on acquisition of Eclipse Operating.

Income tax expense was $84.0 million for the nine months ended September 30, 2014 primarily related to a charge to record the initial impact of the change in our tax status as a result of the Corporate Reorganization, partially offset by the income tax benefit realized from the operating loss following the Corporate Reorganization.

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

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net cash used in operations in the nine months ended September 30, 2014 was $12.8 million compared to $11.1 million in the nine months ended September 30, 2013. The increase in cash used in operating activities from the nine months ended September 30, 2014 to the nine months ended September 30, 2013 reflects the higher operating costs associated with increased production coupled with lower realized prices. Net cash used in operations is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our condensed consolidated statements of cash flows) for the nine months ended September 30, 2014 was $(19.1) million compared to $(2.4) million for the nine months ended September 30, 2013. The decrease in working capital is primarily due to higher operating and general administrative costs.

Net cash used in investing activities in the nine months ended September 30, 2014 was $510.0 million compared to $796.7 million in the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, we:

•	spent $510.8 million on related capital expenditures; and

•	received net proceeds of $0.8 million related to the acquisition of Eclipse Operating.

During the nine months ended September 30, 2013, we:

•	spent $651.8 million, net of cash acquired, on the Oxford Acquisition;

•	spent $153.4 million on related capital expenditures and unproved properties; and

•	received proceeds of $8.5 million from the sale of 1,220 net acres within our area of mutual interest with Antero Resources in Noble County, Ohio.

Net cash provided by financing activities in the nine months ended September 30, 2014 decreased to $668.0 million compared to $864.7 million in the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, we:

•	issued shares of common stock in our IPO for proceeds to us totaling approximately $544.7 million, net of $5.3 million of IPO costs; and

•	received capital contributions of $124.7 million from private equity funds managed by EnCap and investment funds controlled by certain members of our management prior to the IPO.

During the nine months ended September 30, 2013, we:

•	issued $300.0 million in aggregate principal amount of our Senior Unsecured Notes and incurred $12 million related to discounts;

•	issued Series A, A-1 and B units for a total of $583.6 million; and

•	incurred debt issuance costs of approximately $6.9 million associated with our Senior Unsecured Notes.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, asset sales and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We periodically review capital expenditures and adjust our budget based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices.

Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We will continue using net cash on hand, cash flows from operations and proceeds available under our Revolving Credit Facility to satisfy near-term financial obligations and liquidity needs, and as necessary, we will seek additional sources of debt or equity to fund these requirements. Longer-term cash flows are subject to a number of variables including the level of production and prices we receive for our production as well as various economic conditions that have historically affected the natural gas and oil business. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

Credit Arrangements

Long-term debt totaled $422.5 million and $400.0 million at September 30, 2014 and December 31, 2013 respectively, and in each case, consisted of our Senior Unsecured Notes.

The Indenture governing our Senior Unsecured Notes imposes limitations on the payment of dividends and other restricted payments (as defined in the Indenture). The Indenture also contains customary covenants relating to debt incurrence, working capital, dividends and financial ratios. We were in compliance with all applicable covenants in the Indenture at September 30, 2014.

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

At our option, for the first 2 semi-annual interest payments following the date the notes were first issued, interest may be payable by increasing the principal amount of the Senior Unsecured Notes or by PIK interest. At our option, for the subsequent four semi-annual interest payments thereafter, interest may be payable in the form of 6.0% per annum in cash and 7.0% per annum in PIK interest. Thereafter, interest can only be paid as cash interest. Interest on the Senior Unsecured Notes paid by paying PIK interest accrues at 13.0%, while interest paid by cash accrues at 12.0%. The Company elected to settle its accrued interest payable on January 15, 2014 by issuing PIK securities of $22.5 million and settled its accrued interest payable on July 15, 2014 with a cash payment of $25.3 million. As of September 30, 2014, the Company had accrued additional interest in the amount of $10.6 million.

In February 2014, we entered into our $500 million Revolving Credit Facility. As of May 1, 2014, our borrowing base was increased from $50 million to $100 million. Amounts outstanding under the revolver were repaid on June 25, 2014 with proceeds obtained from our IPO. To ensure our borrowing base more closely conforms to our growth in reserves, the borrowing base under our Revolving Credit Facility is scheduled to be redetermined quarterly basis through January 2015 (April, July, October and January) and semi-annually thereafter beginning on April 1, 2015 (April and October).

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

To mitigate the potential negative impact on our cash flow caused by changes in natural gas, NGLs and oil prices, we may enter into financial commodity derivative contracts to ensure that we receive minimum prices for a portion of our future production when management believes that favorable future prices can be secured. We currently use a mix of over-the-counter (“OTC”) natural gas fixed price swaps and put option spreads to manage our exposure to natural gas price fluctuations. Below is a summary of our derivative instrument positions as of September 30, 2014 for future production periods:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	October 2014—December 2014	$4.121
	26,219	January 2015—December 2015	$4.071

Natural Gas Put Spread:
Purchased put	20,000	October 2014—December 2014	$4.50
Sold put	20,000	October 2014—December 2014	$4.00

Natural Gas Put Sale:
	16,800	January 2015—December 2015	$3.350

Natural Gas Collar:
Purchased put	5,000	November 2014—March 2015	$4.000
Call sold	5,000	November 2014—March 2015	$4.750

Basis Swaps:
	25,000	November 2014—March 2015	$(1.067)
	25,000	April 2015—October 2015	$(1.208)

Subsequent to September 30, 2014, the Company did not enter into any additional financial commodity derivative contracts.

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of September 30, 2014, our derivative instruments were in a net liability position.

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. During the nine months ended September 30, 2014, costs incurred for the development and acquisition of gas and oil properties was $607.6 million. During the nine months ended September 30, 2013 costs incurred for the development and acquisition of gas and oil properties was $814.6 million, which included $662.0 million relating to the acquisition of Oxford Oil Company (see “Note 4—Acquisitions”). We expect to fund our capital expenditures for the remainder of 2014 with cash generated by operations, borrowings under our Revolving Credit Facility, net proceeds received from our previous issuance of Senior Unsecured Notes, and a portion of our net proceeds from the IPO. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets.

Capitalization

As of September 30, 2014 and December 31, 2013 our total debt and capitalization were as follows (in millions):

	September 30, 2014	December 31, 2013
Senior Unsecured Notes	413.4	$389.2
Stockholders’ equity	1,185.9	667.9

Total capitalization	1,599.3	$1,057.1

Debt to capitalization ratio	25.8%	36.8%

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations and asset retirement obligations. As of September 30, 2014 and December 31, 2013, we do not have any capital leases. As of September 30, 2014 and December 31, 2013, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. The Company’s condensed consolidated balance sheet at September 30, 2014 reflects accrued interest payable on our Senior Unsecured Notes of $10.6 million, compared to $20.3 million as of December 31, 2013. The Company elected to settle its accrued interest payable on January 15, 2014 by issuing PIK securities of $22.5 million and settle its accrued interest payable on July 15, 2014 with a cash payment of $25.3 million.

During 2014 the Company entered into various long-term firm transportation contracts with pipelines in order to sell a portion of its expected natural gas production beginning in 2015. The contracts range in term and extend through 2025 to 2032. The Company’s annual commitment is approximately $72 million and is payable per MMbtu of natural gas transported on the pipelines.

We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our Revolving Credit Facility, additional debt issuances and proceeds from asset sales.

Other

We lease acreage that is generally subject to lease expiration if operations are not commenced within a specified period, generally 5 years and approximately 46% of our leases in the Utica Core Area have a 5-year extension at our option. We do not expect to lose significant lease acreage because of failure to commence operations due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, including the cost of infrastructure to connect production, we have allowed acreage to expire and will allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Interest Rates

At September 30, 2014, we had $413.4 million, as compared to $389.2 million as of December 31, 2013, of Senior Unsecured Notes outstanding that bear interest at a fixed cash interest rate of 12.0% and is due semi-annually from the date of issuance. At our option, the first two interest payments can be PIK Interest at a 13% per annum interest rate. Also at our option, the subsequent four semi-annual interest payments thereafter may be paid in the form of 6.0% per annum in cash and 7.0% per annum in PIK interest. Thereafter (subsequent to the sixth semi-annual interest payment), interest can only be paid in cash at a 12.0% per annum interest rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(19,054)	$(16,484)	$(150,153)	$(23,983)
Depreciation, depletion & amortization	29,983	2,462	51,967	3,445
Exploration Expense	3,057	350	16,897	470
Incentive unit compensation	31	—	87	—
Impairment of oil and gas properties	4,605	—	4,605	—
Accretion of asset retirement obligations	198	117	575	234
Gain on reduction of pension liability	—	—	(2,208)	—
Gain on derivative instruments	(5,572)	—	(1,098)	—
Net cash receipt (payment) on derivative instruments	584	—	(1,647)	—
Net cash paid for option premium	(244)	—	(385)	—
Interest expense	10,066	10,939	35,320	11,478
Other income	—	—	(1,585)	—
Income tax expense (benefit)	(10,544)	—	83,997	—

Adjusted EBITDAX	$13,110	$(2,616)	$36,372	$(8,356)

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

Proved reserves are defined by the SEC as those volumes of natural gas, NGLs, condensate and crude oil that geological and engineering data demonstrate with reasonable certainty are economically recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements which were adopted effective December 31, 2009, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in natural gas, NGLs and oil prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in our depletion rates. We cannot predict what reserve revisions may be required in future periods. Reserve estimates are reviewed and approved by our Vice President, Business Development, Finance and Reservoir Engineering who reports directly to our Chief Financial Officer. For additional discussion, see “Business—Proved Reserves” in our IPO Prospectus.

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

Critical Accounting Policies and Estimates

See “Note 3—Summary of Significant Accounting Policies.”

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

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 75% of our September 30, 2014 and 67% of our December 31, 2013 proved reserves were natural gas.

For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, see “Note 5—Derivative Financial Instruments.”

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at September 30, 2014. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $3.1 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $3.3 million.

Interest Rate Risk

At September 30, 2014, the cash interest rate with respect to our $422.5 million of Senior Unsecured Notes is fixed at 12.0%, and is due semi-annually from the date of issuance.

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

Changes in Internal Controls.

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 12—Commitments and Contingencies” located in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

November 12, 2014	ECLIPSE RESOURCES CORPORATION
(Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt,
Chairman, President and Chief Executive Officer

/s/ Matthew R. DeNezza
Matthew R. DeNezza,
Executive Vice President and Chief Financial Officer

ECLIPSE RESOURCES CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

3.2	Amended and Restated Bylaws of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

4.1	Stockholders Agreement, dated June 25, 2014, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P. and Eclipse Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014).

4.2	Registration Rights Agreement, dated June 25, 2014, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P. and Eclipse Management, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014).

10.1*	Third Amendment to Credit Agreement, dated as of July 31, 2014 among Eclipse Resources I, LP, Bank of Montreal, as administrative agent, Key Bank National Association, as syndication agent, and each of the lenders party thereto.

10.2	Executive Employment Agreement dated as of August 26, 2014, by, and between Eclipse Resources Corporation and Benjamin W. Hulburt (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2014).

10.3	Executive Employment Agreement dated as of August 26, 2014, by, and between Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2014).

10.4	Executive Employment Agreement dated as of August 26, 2014, by, and between Eclipse Resources Corporation and Christopher K. Hulburt (incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2014).

10.5	Executive Employment Agreement dated as of August 26, 2014, by, and between Eclipse Resources Corporation and Thomas S. Liberatore (incorporated by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2014).

23.1*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.