Form 10-Q
period 2015-03-31
Eclipse Resources Corp
filed 2015-05-11
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of the registrant’s common stock outstanding at May 11, 2015: 222,531,115 shares

ECLIPSE RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs and capital expenditures, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “would,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 9, 2015.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to, legal and environmental risks, drilling and other operating risks, regulatory changes, commodity price volatility, inflation, lack of availability of drilling, production and processing equipment and services, counterparty credit risk, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 9, 2015.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$295,359	$67,517
Accounts receivable	41,495	46,378
Assets held for sale	30,520	20,673
Other current assets	22,865	19,711

Total current assets	390,239	154,279
PROPERTY AND EQUIPMENT, AT COST
Oil and natural gas properties, successful efforts method
Unproved properties	1,021,608	1,044,469
Proved properties, net	752,691	670,255
Other property and equipment, net	8,745	8,103

Total property and equipment, net	1,783,044	1,722,827
OTHER NONCURRENT ASSETS
Debt issuance costs, net of $3.0 million and $2.5 million of amortization, respectively	5,654	6,058
Other assets	2,531	1,782

TOTAL ASSETS	$2,181,468	$1,884,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$68,647	$137,415
Accrued capital expenditures	22,300	51,360
Accrued liabilities	17,766	13,576
Accrued interest payable	11,858	25,187
Deferred income taxes	7,081	5,246

Total current liabilities	127,652	232,784
NONCURRENT LIABILITIES
Debt, net of unamortized discount of $7.9 million and $8.5 million, respectively	429,396	414,016
Pension obligations	1,644	1,321
Asset retirement obligations	17,942	17,400
Other liabilities	3,977	—
Deferred income taxes	47,188	66,714

Total liabilities	627,799	732,235
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 222,531,115 and 160,031,115 shares issued and outstanding	2,225	1,600
Additional paid in capital	1,825,650	1,391,004
Accumulated deficit	(273,448)	(239,345)
Accumulated other comprehensive loss	(758)	(548)

Total stockholders’ equity	1,553,669	1,152,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,181,468	$1,884,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
REVENUES
Oil and natural gas sales	$43,814	$24,788

Total revenues	43,814	24,788
OPERATING EXPENSES
Lease operating	3,346	1,791
Transportation, gathering and compression	12,451	904
Production and ad valorem taxes	2,100	353
Depreciation, depletion and amortization	42,432	12,027
Exploration	13,453	4,545
General and administrative	11,943	8,394
Rig termination	7,057	—
Accretion of asset retirement obligations	386	186
Loss on sale of assets	80	—
Gain on reduction of pension obligations	—	(2,208)

Total operating expenses	93,248	25,992

OPERATING LOSS	(49,434)	(1,204)
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	11,371	(3,611)
Interest expense, net	(14,021)	(13,636)
Other income	402	—

Total other expense, net	(2,248)	(17,247)

LOSS BEFORE INCOME TAXES	(51,682)	(18,451)
INCOME TAX BENEFIT	17,579	—

NET LOSS	$(34,103)	$(18,451)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.17)	$(0.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	203,750	122,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
NET LOSS	$(34,103)	$(18,451)
Other comprehensive loss:
Pension obligation adjustment, net of tax	(210)	(862)

TOTAL COMPREHENSIVE LOSS	$(34,313)	$(19,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par Value)	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2014	160,031,115	$1,600	$1,391,004	$(239,345)	$(548)	$1,152,711
Shares of common stock issued in private placement, net of offering costs	62,500,000	625	433,899	—	—	434,524
Stock-based compensation	—	—	747	—	—	747
Pension obligation adjustment, net of tax	—	—	—	—	(210)	(210)
Net loss	—	—	—	(34,103)	—	(34,103)

Balances, March 31, 2015	222,531,115	$2,225	$1,825,650	$(273,448)	$(758)	$1,553,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,103)	$(18,451)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	42,432	12,027
Exploration expense	13,453	4,545
Pension benefit costs	—	127
Stock-based compensation	747	29
Accretion of asset retirement obligations	386	186
Gain on reduction of pension liability	—	(2,208)
(Gain) loss on derivative instruments	(11,371)	3,611
Net cash (payments) receipts on settled derivatives	5,965	(1,441)
Loss on sale of assets	80	—
Deferred income taxes	(17,691)	—
Interest not paid in cash	7,607	13,609
Amortization of deferred financing costs	539	406
Amortization of debt discount	594	522
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,657	(21,691)
Other assets	(272)	(1,031)
Accounts payable and accrued liabilities	(1,417)	11,276
Accrued liabilities—affiliate	—	(1,412)

Net cash provided by operating activities	13,606	104

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and natural gas properties	(219,380)	(149,597)
Additions to other property and equipment	(682)	(1,543)

Net cash used in investing activities	(220,062)	(151,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(135)	(812)
Repayments of long-term debt	(91)	—
Borrowings under revolving credit facility	—	20,000
Capital contributions	—	49,667
Proceeds from issuance of common stock	440,000	—
Issuance costs	(5,476)	—

Net cash provided by financing activities	434,298	68,855

Net increase (decrease) in cash and cash equivalents	227,842	(82,181)
Cash and cash equivalents at beginning of period	67,517	109,509

Cash and cash equivalents at end of period	$295,359	$27,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,907	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$156	$70
Additions of other property through debt financing	$888	$—
Additions to oil and natural gas properties—changes in accounts payable, accrued liabilities, and accrued capital expenditures	$(95,592)	$(7,815)
Assets held for sale associated with central gathering facility	$9,847	$—
Interest paid-in-kind	$14,786	$22,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Nature of Operations

Eclipse Resources Corporation (the “Company”) is an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin of the United States, which encompasses the Utica Shale and Marcellus Shale prospective areas.

Note 2—Basis of Presentation

The accompanying condensed consolidated financial statements, which are unaudited except the condensed consolidated balance sheet at December 31, 2014 which is derived from the audited financial statements, are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made and contained in annual financial statements. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes to those statements, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2015.

Operating results for interim periods may not necessarily be indicative of the results of operations for the full year ending December 31, 2015 or any other future periods.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectable as of March 31, 2015 or December 31, 2014.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. The Company had $25.7 million and $24.1 million of accrued revenues, net of expenses at March 31, 2015 and December 31, 2014, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	March 31, 2015	December 31, 2014
Oil and natural gas properties:
Unproved	$1,021,608	$1,044,469
Proved	925,918	802,112

Gross oil and natural gas properties	1,947,526	1,846,581
Less accumulated depreciation, depletion and amortization	(173,227)	(131,857)

Oil and natural gas properties, net	1,774,299	1,714,724
Other property and equipment	10,080	8,912
Less accumulated depreciation	(1,335)	(809)

Other property and equipment, net	8,745	8,103

Property and equipment, net	$1,783,044	$1,722,827

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

(d) Revenue Recognition

Oil and natural gas sales revenue is recognized when produced quantities of oil and natural gas are delivered to a custody transfer point such as a pipeline, processing facility or a tank lifting has occurred, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sales is reasonably assured and the sales price is fixed or determinable. Revenues from the sales of natural gas, crude oil and NGLs in which the Company has an interest with other producers are recognized using the sales method on the basis of the Company’s net revenue interest. The Company did not have any material imbalances as of March 31, 2015 or December 31, 2014.

In accordance with the terms of joint operating agreements, from time to time, the Company may be paid monthly fees for operating or drilling wells for outside owners. The fees are meant to recoup some of the operator’s general and administrative costs in connection with well and drilling operations and are accounted for as credits to general and administrative expense.

(e) Major Customers

The Company sells production volumes to various purchasers. For the three months ended March 31, 2015 and 2014, there were four and three customers that, on an individual basis, accounted for 10% or more of the Company’s total natural gas, NGLs and oil sales. The following table sets forth the Company’s major customers and associated percentage of revenue for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Purchaser
Antero Resources Corporation	21%	52%
ARM Energy Management	32%	22%
Enlink	24%	—
Magnum Hunter Marketing	—	17%
Blue Racer	11%	—

Total	88%	91%

Management believes that the loss of any one customer would not have an adverse effect on the Company’s ability to sell natural gas, NGLs and oil production because it believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships or that those relationships will result in an increased number of purchasers.

(f) Concentration of Credit Risk

Although the Company is exposed to a concentration of credit risk due to the fact that several customers account for a significant portion of its total natural gas, NGLs and oil sales, management believes that all of the Company’s purchasers are credit worthy. The following table summarizes concentration of receivables, net of allowances, by product or service as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Receivables by product or service:
Sale of oil and natural gas and related products and services	$25,796	$22,777
Joint interest owners	12,344	20,666
Miscellaneous other	3,355	2,935

Total	$41,495	$46,378

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the

Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s commodity derivative contracts is a net asset position of $22.7 million at March 31, 2015 and a net asset position $19.0 million as December 31, 2014. Other than as provided by the revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are they required to provide credit support to the Company. As of March 31, 2015 and December 31, 2014, the Company did not have past-due receivables from or payables to any of the counterparties.

(g) Accumulated Other Comprehensive Income (Loss)

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Company they include a pension benefit plan that requires the Company to (i) recognize the overfunded or underfunded status of a defined benefit retirement plan as an asset or liability in its balance sheet and (ii) recognize changes in that funded status in the year in which the changes occur through other comprehensive loss. The Company’s pension plan was underfunded by $1.6 million and $1.3 million at March 31, 2015 and December 31, 2014, respectively. Effective March 31, 2014, benefit accruals in the plan were frozen resulting in a gain on reduction of pension liability of $2.2 million for the three months ended March 31, 2014.

(h) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion, and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties for the three months March 31, 2015 and 2014 totaled approximately $42.1 million and $12.0 million, respectively.

Through September 30, 2014, the Company calculated depletion of proved properties at the individual unit level. Effective October 1, 2014, the Company changed its estimate for calculating depletion expense of proved properties to be performed at the field level consistent with the assessment for impairment of proved property costs.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation for the three months ended March 31, 2015 and 2014 totaled approximately $0.3 million and $0.1 million, respectively. This amount is included in DD&A expense in the condensed consolidated statements of operations.

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

The review of the Company’s oil and gas properties is done by determining if the historical cost of proved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. There were no impairments of proved properties for the three months ended March 31, 2015 and 2014.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of $1.6 million for the three months ended March 31, 2015. These costs are included in exploration expense in the condensed consolidated statements of operations. No such impairments were recorded for three months ended March 31, 2014.

(j) Income Taxes

The Company accounts for income taxes under the liability method as set out in the FASB’s Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and other tax attribute carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes fines and penalties as income tax expense.

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

Topic 740 further provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the uncertain tax position guidance and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not recorded a reserve for any uncertain tax positions to date.

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

(m) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with Topic ASC 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.45% and 8.96% for the three months ended March 31, 2015 and 2014, respectively.

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

The following table sets forth the changes in the Company’s ARO liability for the three months ended March 31, 2015 (in thousands):

Asset retirement obligations, beginning of period	$17,400
Additional liabilities incurred	156
Accretion	386

Asset retirement obligations, end of period	$17,942

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

(q) Debt Issuance Costs

The expenditures related to issuing debt are capitalized and included in other assets in the accompanying condensed consolidated balance sheets. These costs are amortized over the expected life of the related instruments using the effective interest rate method. When debt is retired before maturity or modifications significantly change the cash flows, related unamortized costs are expensed.

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

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718) (“Update 2014-12”). The amendments in Update 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in Update 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in Update 2014-12 either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company will adopt the requirements of Update 2014-12 upon its effective date of January 1, 2016, and is not expected to have a significant impact on the Company’s financial position, results of operations and related disclosures.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The objective of the amendments in this update is to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations. Public business entities must apply the amendments in this update prospectively to both of the following: (1) All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; (2) All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this update did not have a significant impact on the Company’s financial position, results of operations and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date and financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.

Note 4—Sale of Oil and Natural Gas Property Interests

As of March 31, 2015, the Company has reached an agreement to sell a central processing facility and certain pipelines, which is expected to close during 2015. As a result, costs related to this facility of approximately $30.5 million are classified as assets held for sale in the condensed consolidated balance sheets as of March 31, 2015.

During the three months ended March 31, 2015, the Company completed acreage trades with two working interest owners in its Utica Core area. The first trade involved an exchange of approximately 1,400 acres and the second trade involved the exchange of approximately 7,000 acres. The exchanges were accounted for at net book value, with no gain or loss recognized. We received a credit of $17.5 million related to reimbursement of capital expenditures, which was recorded as a reduction of oil and natural gas properties.

Note 5—Derivative Instruments

Commodity Derivatives

The Company is exposed to market risk from changes in energy commodity prices within its operations. The Company utilizes derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of natural gas and oil. The Company currently uses a mix of over-the-counter (“OTC”) fixed price swaps, basis swaps and put options spreads and collars to manage its exposure to commodity price fluctuations. All of the Company’s derivative instruments are used for risk management purposes and none are held for trading or speculative purposes.

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of March 31, 2015, the Company’s derivative instruments were with Bank of Montreal and Key Bank, N.A. The Company has not experienced any issues of non-performance by derivative counterparties.

Below is a summary of the Company’s derivative instrument positions, as of March 31, 2015, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	64,982	April 2015—December 2015	$3.79
	25,000	January 2016—December 2016	$3.66
Natural Gas Three-Way Collar:
Floor purchase price (put)	15,000	April 2015—December 2015	$3.60
Ceiling sold price (call)	15,000	April 2015—December 2015	$3.80
Floor sold price (put)	15,000	April 2015—December 2015	$3.00
Natural Gas Put Options:
Put sold	16,800	April 2015—December 2015	$3.35
Put sold	16,800	April 2015—October 2015	$2.87
Put purchased	16,800	April 2015—October 2015	$3.35
Put sold	16,800	January 2016—December 2016	$2.75
Basis Swaps:
	25,000	April 2015—October 2015	$(1.21)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Collar:
Floor purchase price (put)	3,000	April 2015—February 2016	$55.00
Ceiling sold price (call)	3,000	April 2015—February 2016	$61.40

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

Derivatives not designated as hedging instruments under ASC 815	Gross Amount	Netting Adjustments(a)	Net Amount Presented in the Balance Sheets	Balance Sheet Location
As of March 31, 2015
Assets
Commodity derivatives—current	$28,658	$(8,399)	$20,259	Other current assets
Commodity derivatives—noncurrent	3,348	(940)	2,408	Other assets

Total assets	$32,006	$(9,339)	$22,667

Liabilities
Commodity derivatives—current	$(8,399)	$8,399	$—
Commodity derivatives—noncurrent	(940)	940	—

Total liabilities	$(9,339)	$9,339	$—

Derivatives not designated as hedging instruments under ASC 815	Gross Amount	Netting Adjustments(a)	Net Amount Presented in the Balance Sheets	Balance Sheet Location
As of December 31, 2014
Assets
Commodity derivatives—current	$22,349	$(5,012)	$17,337	Other current assets
Commodity derivatives—noncurrent	1,741	(44)	1,697	Other assets

Total assets	$24,090	$(5,056)	$19,034

Liabilities
Commodity derivatives—current	$(5,012)	$5,012	$—
Commodity derivatives—noncurrent	(44)	44	—

Total liabilities	$(5,056)	$5,056	$—

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

		For the Three Months Ended March 31,
		2015	2014
Commodity derivatives	Gain (loss) on derivative instruments	$11,371	$(3,611)

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

The fair value of the Company’s derivatives is based on third-party pricing models which utilize inputs that are readily available in the public market, such as natural gas forward curves. These values are compared to the values given by counterparties for reasonableness. Since the Company’s derivative instruments do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2.

	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2015: (in thousands)
Commodity derivative instruments	$—	$22,667	$—	$22,667

Total	$—	$22,667	$—	$22,667

	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2014: (in thousands)
Commodity derivative instruments	$—	$19,034	$—	$19,034

Total	$—	$19,034	$—	$19,034

Nonfinancial Assets and Liabilities

Assets and liabilities acquired in business combinations are recorded at their fair value on the date of acquisition. Significant Level 3 assumptions associated with the calculation of future cash flows used in the analysis of fair value of the oil and natural gas property acquired include the Company’s estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates, and other relevant data. Additionally, fair value is used to determine the inception value of the Company’s AROs. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to the Company’s ARO represent a nonrecurring Level 3 measurement. (See Note 3—Summary of Significant Accounting Policies”).

The Company reviews its proved oil and natural gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. Significant assumptions associated with the calculation of future cash flows used in the impairment analysis include the estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates and other relevant data. As such, the fair value of oil and natural gas properties used in estimating impairment represents a nonrecurring Level 3 measurement. (See Note 3—Summary of Significant Accounting Policies”).

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts due, except for long-term debt. (see “Note 7—Debt”)

Note 7—Debt

12% Senior Unsecured PIK Notes Due 2018

As of March 31, 2015, the Company had a principal amount of $437.3 million, compared to $422.5 million as of December 31, 2014 related to the Senior Unsecured PIK Notes due in 2018 (the “Senior Unsecured Notes”). The Company elected to settle its accrued interest payable on January 15, 2015 by issuing PIK securities of $14.8 million and a cash payment of $12.7 million. During the three months ended March 31, 2015 and 2014, the Company amortized $1.1 million and $0.9 million of deferred financing costs and debt discount to interest expense, respectively, using the effective interest method.

The Indenture governing our Senior Unsecured Notes requires the Company to be in compliance with certain other covenants, including the prompt payment of interest, including PIK interest, and any and all material taxes, assessments and government levies imposed; timely submission of quarterly and audited annual financial statements, reserve reports, budgets and other notices, and other recurring obligations. The Indenture places restrictions on the Company and its subsidiaries with respect to additional indebtedness, liens, dividends and other payments, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, change of control and other matters. The Company was in compliance with all applicable covenants in the Indenture at March 31, 2015 and December 31, 2014.

The fair value of the Senior Unsecured Notes as of March 31, 2015 and December 31, 2014 was $487.0 million and $482.8 million, respectively. This fair value estimate is classified as Level 2 in the fair value hierarchy. The valuation techniques used are industry-standard models that consider various assumptions, including quoted forward rates, time value, volatility factors and current market and contractual rates, as well as other relevant economic measures. Substantially all of the assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Revolving Credit Facility

During the first quarter of 2014, the Company entered into a $500 million senior secured revolving bank credit facility (the “Revolving Credit Facility”) that matures in 2018. Borrowings under the Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of the Company’s proved properties and commodity hedge positions and are subject to quarterly redeterminations through April 1, 2015 and semiannual redeterminations thereafter. In March 2015, the borrowing base of the Revolving Credit Facility was redetermined, resulting in an increase in the borrowing base from $100 million to $125 million. At March 31, 2015, the borrowing base was $125 million and the Company had no outstanding borrowings. After considering outstanding letters of credit issued by the Company, totaling $27.8 million, the Company had available capacity on the Revolving Credit Facility of $97.2 million at March 31, 2015.

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

The Revolving Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Revolving Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. Commitment fees on the unused portion of the Revolving Credit Facility are due quarterly at rates ranging from 0.375% to 0.50% of the unused facility based on utilization. The Company was in compliance with all applicable covenants under the Revolving Credit Facility as of March 31, 2015 and December 31, 2014.

Note 8—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recognized expense of $0.2 million and less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Defined Benefit Plan

The Company maintains a defined benefit plan covering certain employees of a previously acquired company. Benefits are based on the employees’ years of service and compensation. The following table details the components of pension benefit cost (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Service cost	$—	$70
Interest cost	64	107
Expected return on plan assets	(82)	(112)
Amortization of transition obligation	—	70
Amortization of net (gain) loss	18	(8)

Net period benefit cost	$—	$127

There were no employer contributions made during the three months ended March 31, 2015. As of March 31, 2014, benefit accruals in the plan were frozen resulting in a gain on reduction of pension liability of $2.2 million for the three months ended March 31, 2014.

Note 9—Stock-Based Compensation

The Company is authorized to grant up to 16,000,000 shares of common stock under its 2014 Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 14,407,727 shares are available for future grant under the Plan as of March 31, 2015.

Our stock based compensation expense is as follows for the three months ended March 31, 2015 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Restricted stock units	$423	$—
Performance units	152	—
Restricted stock issued to directors	145	—
Incentive units	27	29

Total expense	$747	$29

Restricted Stock Units

Restricted stock and restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. A summary of restricted stock unit awards activity during the three months ended March 31, 2015 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2014	—	$—	$—
Granted	1,078,882	$7.13	$6,063
Vested	—	$—	$—
Forfeited	—	$—	$—
Total awarded and unvested, March 31, 2015	1,078,882	$7.13	$6,063

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. A summary of performance stock unit awards activity during the three months ended March 31, 2015 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands
Total awarded and unvested, December 31, 2014	—	$—	$—
Granted	451,162	$8.77	$2,536
Vested	—	$—	$—
Forfeited	—	$—	$—
Total awarded and unvested, March 31, 2015	451,162	$8.77	$2,536

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.

Restricted Stock Issued to Directors

On October 7, 2014, the Company issued an aggregate of 31,115 restricted shares of common stock to its seven non-employee members of its Board of Directors. For the three months ended March 31, 2015, the Company recognized expense of approximately $0.2 million related to these awards and expects to recognize an additional $0.2 million of expense related to these awards during the remainder of 2015 until the restricted shares become fully vested on June 25, 2015.

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

Total compensation cost related to the Incentive Units was less than $0.1 million for each of the three months ended March 31, 2015 and 2014. As of March 31, 2015, there was $0.7 million of total unrecognized compensation cost related to Incentive Units, which is expected to be recognized over a weighted-average period of 6.09 years.

The determination of the fair value of the incentive unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of an exit event, forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.

Note 10—Equity

Private Placement of Common Stock

On December 27, 2014, the Company entered into a Securities Purchase Agreement with private equity funds managed by EnCap Investments L.P., entities controlled by certain shareholders of the Company management team and certain other institutional investors pursuant to which the Company issued and sold to such purchasers an aggregate of 62,500,000 shares of common stock at a price of $7.04 per share pursuant to the exemptions from registration provided in Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, such transaction referred to herein as the “private placement.”

On January 28, 2015, the Company closed the private placement and received net proceeds from the issuance of the shares to the purchasers of approximately $434 million (after deducting placement agent commissions and estimated expenses), which the Company intends to use to fund its capital expenditure plan and for general corporate purposes. Upon the closing of the private placement, the Company amended and restated the existing registration rights agreement that was entered into upon the closing of its initial public offering in order to provide the purchasers with certain registration rights with respect to the stock they purchased in the private placement.

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

Under the terms of the Administrative Services Agreement, Eclipse I paid Eclipse Operating a monthly management fee equal to the sum of all general and administrative expenditures incurred in the management and administration of Eclipse I’s operations. These expenses are classified within “Operating expenses—General and administrative” in the condensed consolidated statements of operations. The Company incurred expenses relating to the management fee of $7.8 million for the three months ended March 31, 2014.

As of March 31, 2015, the Company has recorded an accrued liability of $0.6 million related to a final distribution of the assets of Eclipse Operating. This amount will be distributed equally among the three former members of Eclipse Operating during 2015.

During the three months ended March 31, 2015, the Company incurred approximately $0.1 million related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer. The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

Note 12—Commitments and Contingencies

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

In addition, many of the Company’s other oil and gas leases in Ohio contain provisions identical or similar to those found in the challenged Oxford lease. As of May 11, 2015, we are a party to one other lawsuit that makes allegations similar to those made by the lessor in the West lawsuit. This lawsuit, together with the West case, affect approximately 157 gross (157 net) leasehold acres and were capitalized on our balance sheet as of March 31, 2015 at $0.6 million.

The Company has undertaken efforts to amend the other leases acquired within the Utica Core Area in the Oxford Acquisition to address the issues raised by the trial court’s ruling in the West case. These efforts have resulted in modifications to leases covering approximately 37,035 net acres out of the approximately 46,549 net acres. The Company’s offer may require modification to address the issues raised by the trial court while the Company’s appeal is pending; however, the Company cannot predict whether the Company will be able to obtain modifications of the leases covering the remaining 9,514 net acres to effectively resolve issues related to the West trial court’s ruling or the amount of time and expense that will be required to amend these leases.

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

The Company believes that there are strong grounds for appeal of the West decision, and therefore, the Company intends to pursue all available appellate rights, and to vigorously defend against the claims in this lawsuit. Based on the merits of the Company’s appeal and the favorable holdings in the Hupp v. Beck Energy appellate decision described above, the Company believes that it is not probable that the trial court’s decision in West will be upheld in the appeal or that the Company will incur a material loss in the lawsuit. The Company has not recorded an accrual for the potential losses attributable to this lawsuit.

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

The Company leases office space under operating leases that expire between the years 2015 to 2025. The Company recognized rent expense of $0.2 million and less than $0.01 million for the three months ended March 31, 2015 and 2014, respectively.

Note 13—Income Tax

For 2015, the Company’s annual estimated effective tax rate is forecasted to be a benefit of 33.7%, exclusive of discrete items. The Company expects to incur both a book and tax loss in fiscal year 2015 and thus, no current federal income taxes are anticipated to be paid. We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For first quarter our overall effective tax rate on operations was different than the federal statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences. In forecasting the 2015 annual estimated effective tax rate, management believes that it should limit any tax benefit suggested by the tax effect of the forecasted book loss such that no net deferred tax asset is recorded in 2015. Management reached this conclusion considering several factors such as: (i) the Company’s short tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net tax attribute carryforwards are collectible beyond offsetting existing deferred tax liabilities inherent in our balance sheet (which are primarily related to the excess of book carrying value of properties over their respective tax bases). At this time, the estimated valuation allowance to be recorded in 2015 (there was no valuation allowance recorded during 2014) would be less than $3.0 million.

Note 14—Subsequent Events

Management has evaluated subsequent events and believes that there are no events that would have a material impact on the aforementioned financial statements and related disclosures, other than those disclosed in the accompanying notes to the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Approximately 100,000 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 27,000 of these net acres are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as Our Marcellus Project Area. We are the operator of approximately 85% of our net acreage within the Utica Core Area and Our Marcellus Project Area.

As of March 31, 2015, we, or our operating partners, had commenced drilling 187 gross (79.1 net) wells within the Utica Shale and Marcellus Shale, of which 5 gross (4.7 net) were drilling, 41 gross (25.1 net) were awaiting completion, 20 gross (3.9 net) were in the process of being completed, 6 gross (1.7 net) were awaiting midstream and 115 gross (43.7 net) had been turned to sales.

As of March 31, 2015, we:

•	were operating 1 horizontal rig in the Utica Core Area;

•	had average daily production for the three months ended March 31, 2015 of approximately 160 MMcfe comprised of approximately 69% natural gas, 16% NGLs and 15% oil;

How We Evaluate Our Operations

In evaluating our current and future financial results, we focus on production and revenue growth, lease operating expense, general and administrative expense (both before and after non-cash stock compensation expense) and operating margin per unit of production. In addition to these metrics, we use Adjusted EBITDAX, a non-GAAP measure, to evaluate our financial results. We define Adjusted EBITDAX as net income (loss) before interest expense or interest income; income taxes; write-down of abandoned leases; impairments; depreciation, depletion and amortization (“DD&A”); amortization of deferred financing costs; gain (loss) on derivative instruments, net cash receipts (payments) on settled derivative instruments, and premiums (paid) received on options that settled during the period; non-cash compensation expense; gain or loss from sale of interest in gas properties; exploration expenses; and other unusual or infrequent items. Adjusted EBITDAX is not a measure of net income as determined by generally accepted accounting principles in United States, or “U.S. GAAP.”

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

Overview of the Three Months Ended March 31, 2015 Results

Operationally, our performance during the three months ended March 31, 2015 reflects continued development of our acreage. During the three months ended March 31, 2015, we achieved the following financial and operating results:

•	increased our average daily net production for the three months ended March 31, 2015 by 316% over the comparable period of the prior year, to 160 MMcfe per day;

•	commenced drilling 4 gross (3.8 net) operated Utica Shale wells, completed 2 gross (0.9 net) operated Utica Shale wells and turned-to-sales 11 gross (8.5 net) wells during the quarter;

•	participated in 6 gross (1.0 net) non-operated Utica Shale wells, completed 1 gross (0.2 net) non-operated Utica Shale wells and turned-to-sales 9 gross (2.6 net) wells during the quarter;

•	recognized a net loss of $34.1 million for the three months ended March 31, 2015 compared to $18.5 million for the three months ended March 31, 2014; and

•	realized Adjusted EBITDAX of $20.7 million for the three months ended March 31, 2015 compared to $11.9 million for the three months ended March 31, 2014. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

Market Conditions

The following table lists average, high and low NYMEX Henry Hub prices for natural gas and NYMEX WTI prices for oil for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
NYMEX Henry Hub High ($/MMBtu)	$3.32	$6.15
NYMEX Henry Hub Low ($/MMBtu)	2.62	4.01
Average NYMEX Henry Hub ($/MMBtu)	2.90	4.65

NYMEX WTI High ($/Bbl)	$53.56	$104.92
NYMEX WTI Low ($/Bbl)	43.39	91.66
Average NYMEX WTI ($/Bbl)	48.49	98.61

Historically, commodity prices have been extremely volatile, and we expect this volatility to continue for the foreseeable future. A further or extended decline in commodity prices could materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. We make price assumptions that are used for planning purposes, and a significant portion of our cash outlays, including rent, salaries and noncancelable capital commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, our financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.

Significant or extended price declines could also adversely affect the amount of oil, NGLs and natural gas that we can produce economically, which may result in our having to make significant downward adjustments to our estimated proved reserves. A reduction in production could also result in a shortfall in expected cash flows and require us to reduce capital spending or borrow funds to cover any such shortfall. Any of these factors could negatively affect our ability to replace production and our future rate of growth.

Commodity price revisions, based on 12-month average SEC prices for 2014, did not have a significant impact on our 2014 reserve revisions, but could potentially have a significant impact on future reserve estimates if the currently depressed pricing environment for oil, NGLs and natural gas persists or worsens. From December 31, 2014 to March 31, 2015, the 12-month average SEC price for WTI oil declined from $94.99 per Bbl to $82.72 per Bbl, while the 12-month average SEC price for Henry Hub natural gas declined from $4.35 per MMBtu to $3.88 per MMBtu. Service costs have also declined significantly during the same time period, which should mitigate a portion of the negative impact of declining commodity prices on our future reserve estimates. In addition, we expect to continue to increase our proved reserves through further extensions and discoveries as we continue to develop our acreage position.

Based on the current market conditions, we have revised our capital budget for 2015 downward to $352 million, which is a 45% reduction from our initial capital budget for the year, and a 57% decrease from 2014. We have reduced the number of our operated horizontal drilling rigs down to one, compared to three horizontal rigs as of December 31, 2014. As a result of the reduction in drilling activity, we recorded a charge related to the early termination of drilling rig contracts of $7.1 million during the three months ended March 31, 2015. See additional details related to our capital expenditures in “—Capital Requirements”.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
	2015	2014
Revenues (in thousands):
Natural gas sales	$23,609	$13,959	$9,650
NGLs sales	7,564	575	6,989
Oil sales	12,641	10,254	2,387

Total revenues	$43,814	$24,788	$19,026

Our production grew by approximately 10.9 Bcfe for the three months ended March 31, 2015 over the same period in 2014, as we placed new wells into production, partially offset by natural decline. Our production for the three months ended March 31, 2015 and 2014 is set forth in the following table:

	Three Months Ended March 31,		Change
	2015	2014
Production:
Natural gas (MMcf)	9,865.3	2,759.0	7,106.3
NGLs (Mbbls)	394.5	9.0	385.5
Oil (Mbbls)	354.5	108.0	246.5
Total (MMcfe)	14,359.5	3,461.0	10,898.5
Average daily production volume:
Natural gas (Mcf/d)	109,614	30,656	78,958
NGLs (Bbls/d)	4,383	100	4,283
Oil (Bbls/d)	3,939	1,200	2,739
Total (Mcfe/d)	159,550	38,456	121,094

Our average realized price (including all derivative settlements and third-party transportation costs) received during first quarter 2015 was $3.42 per Mcfe compared to $6.71 per Mcfe in first quarter 2014. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales prices (excluding derivative settlements) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended March 31, 2015 and 2014 are shown below:

	For the Three Months Ended March 31,
	2015	2014	Change
Average Sales Price
Natural gas ($/Mcf)	$2.39	$5.06	$(2.67)
NGLs ($/Bbl)	19.17	63.78	(44.61)
Oil ($/Bbl)	35.66	94.95	(59.29)
Total average prices ($/Mcfe)	3.05	7.16	(4.11)

Average Sales Price (including cash settled derivatives)
Natural gas ($/Mcf)	$3.00	$4.54	$(1.54)
NGLs ($/Bbl)	19.17	63.78	(44.61)
Oil ($/Bbl)	35.66	94.95	(59.29)
Total average prices ($/Mcfe)	3.47	6.75	(3.28)

Average Sales Price (including firm transportation)
Natural gas ($/Mcf)	$2.32	$5.01	$(2.69)
NGLs ($/Bbl)	19.17	63.78	(44.61)
Oil ($/Bbl)	35.66	94.95	(59.29)
Total average prices ($/Mcfe)	3.00	7.12	(4.12)

Average Sales Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.92	$4.49	$(1.57)
NGLs ($/Bbl)	19.17	63.78	(44.61)
Oil ($/Bbl)	35.66	94.95	(59.29)
Total average prices ($/Mcfe)	3.42	6.71	(3.29)

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
	2015	2014
Operating expenses (in thousands):
Lease operating	$3,346	$1,791	$1,555
Transportation, gathering and compression	12,451	904	11,547
Production and ad valorem taxes	2,100	353	1,747
Depreciation, depletion and amortization	42,432	12,027	30,405
General and administrative	11,943	8,394	3,549
Rig termination	7,057	—	7,057
Operating expenses per Mcfe:
Lease operating	$0.23	$0.52	$(0.29)
Transportation, gathering and compression	0.87	0.26	0.61
Production, severance and ad valorem taxes	0.15	0.10	0.05
Depletion, depreciation and amortization	2.95	3.48	(0.53)
General and administrative	0.83	2.43	(1.60)
Rig termination	0.49	—	0.49

Lease operating expense was $3.3 million in the three months ended March 31, 2015 compared to $1.8 million in the three months ended March 31, 2014. The increase of $1.5 million is attributable to an increase in the number of producing wells during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs. We experience increases in operating expenses as we add new wells and manage existing properties.

Transportation, gathering and compression expense was $12.5 million during the three months ended March 31, 2015 compared to $0.9 million in the three months ended March 31, 2014. These third party costs were higher in the three months ended March 31, 2015 due to our production growth where we have third party gathering and compression agreements and increased gathering and compression expense processing costs associated with our higher liquids production. Firm transportation costs, which are included in transportation, were $0.7 million in the three months ended March 31, 2015 compared to $0.1 million in the three months ended March 31, 2014.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $2.1 million in the three months ended March 31, 2015 compared to $0.4 million in the three months ended March 31, 2014. Production and ad valorem taxes increased from the three months ended March 31, 2014 to the three months ended March 31, 2015 due to an increase in production volumes subject to production taxes.

Depletion, depreciation and amortization was approximately $42.4 million in the three months ended March 31, 2015 compared to $12.0 million in the three months ended March 31, 2014. The increase in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 is due to the increase in production during the three months ended March 31, 2015. On a per Mcfe basis, DD&A decreased to $2.95 in the three months ended March 31, 2015 from $3.48 in the three months ended March 31, 2014, which was predominantly driven by a lower depletion rate. The decrease in depletion rate during the three months ended March 31, 2015 was due to total proved reserves (the denominator) increasing at a higher rate than production (the numerator) over the period.

General and administrative expense was $11.9 million for the three months ended March 31, 2015 compared to $8.4 million for the three months ended March 31, 2014. The increase of $3.5 million during the three months ended March 31, 2015 when compared to three months ended March 31, 2014 is primarily due to higher salaries and benefits associated with increased headcount and increased insurance expenses.

Rig termination expense was $7.1 million for the three months ended March 31, 2015 resulting from the early termination of drilling contracts during the three months ended March 31, 2015. There were no rig termination costs for the three months ended March 31, 2014.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include exploration expense, impairment charges and accretion of asset retirement obligation expense and gain on reduction of pension obligations. The following table details our other operating expenses for the three months ended March 31, 2015 and 2014:

	2015	2014	Change
Other Operating Expenses (in thousands):
Exploration	$13,453	$4,545	$8,908
Accretion of asset retirement obligations	386	186	200
Loss on sale of assets	80	—	80
Gain on reduction of pension obligations	—	(2,208)	2,208

Exploration expense increased to $13.5 million in the three months ended March 31, 2015 compared to $4.5 million in the three months ended March 31, 2014. The increase was primarily due to lease expirations costs and delay rental payments. The following table details our exploration-related expenses for the three months ended March 31, 2015 and 2014:

	2015	2014	Change
Exploration Expenses (in thousands):
Geological and geophysical	$116	$69	$47
Delay rentals	11,709	4,449	7,260
Impairment of unproved properties	1,624	—	1,624
Dry hole	4	27	(23)

	$13,453	$4,545	$8,908

Impairment of unproved properties was $1.6 million for the three months ended March 31, 2015. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded. There were no impairments of unproved properties for the three months ended March 31, 2014.

Accretion of asset retirement obligations was $0.4 million in the three months ended March 31, 2015, compared to $0.2 million in three months ended March 31, 2014. The increase in accretion expense primarily relates to the increase in the asset retirement obligations associated with the increase in the number of producing wells in 2015.

Gain on reduction of pension obligations was $0 for the three months ended March 31, 2015, compared to $2.2 million in the three months ended March 31, 2014. Effective March 31, 2014, we froze the benefit accruals related to the defined benefit pension plan assumed in the Oxford Acquisition, which was completed during fiscal 2013.

Other Income (Expense)

Gain (loss) on derivative instruments was $11.4 million for the three months ended March 31, 2015 compared to ($3.6) million loss for the three months ended March 31, 2014. We received cash payments of approximately $6.0 million on derivative instruments that settled during the three months ended March 31, 2015.

Interest expense, net was $14.0 million for the three months ended March 31, 2015 compared to $13.6 million for three months ended March 31, 2014. The increase in interest expense was due to the increase in the principal balance of our Senior Unsecured Notes.

Income tax benefit was $17.6 million for the three months ended March 31, 2015 due to pre-tax loss incurred during the three months ended March 31, 2015. We were not a tax paying entity and did not recognize income tax expense during the three months ended March 31, 2014.

Cash Flows, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices. Our cash flows from operations also are impacted by changes in working capital. Short-term liquidity needs are satisfied by our operating cash flow, proceeds from asset sales, and proceeds from issuances of debt and equity.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net cash provided by operations in the three months ended March 31, 2015 was $13.6 million compared to $0.1 million in the three months ended March 31, 2014. The increase in cash provided from operating activities reflects an increase in production, partially offset by higher operating costs. Net cash provided from operations is also affected by working capital changes or the timing of cash receipts and disbursements.

Net cash used in investing activities in the three months ended March 31, 2015 was $220.1 million compared to $151.1 million in the three months ended March 31, 2014.

During the three months ended March 31, 2015, we:

•	spent $219.4 million on capital expenditures for oil and natural gas properties;

•	spent $0.7 million on property and equipment;

During the three months ended March 31, 2014, we:

•	spent $149.6 million on capital expenditures for oil and natural gas properties;

•	spent $1.5 million on property and equipment

Net cash provided by financing activities in the three months ended March 31, 2015 increased to $434.3 million compared to $68.9 million in the three months ended March 31, 2014.

During the three months ended March 31, 2015, we:

•	issued shares of common stock in a private placement transaction for proceeds to us totaling approximately $434.5 million, net of $5.5 million of issuance costs;

During the three months ended March 31, 2014, we:

•	received proceeds of $19.2 million from borrowings under our Revolving Credit Facility, net of $0.8 million of issuance costs; and

•	received capital contributions of $49.7 million from private equity funds managed by EnCap and investment funds controlled by certain members of our management.

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

Long-term debt at March 31, 2015, excluding discount, totaled $437.3 million and at December 31, 2014 totaled $422.5 million, consisting of our Senior Unsecured Notes.

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

The Indenture governing our Senior Unsecured Notes imposes limitations on the payment of dividends and other restricted payments (as defined in the Indenture). The Indenture also contains customary covenants relating to debt incurrence, working capital, dividends and financial ratios. We were in compliance with all covenants at March 31, 2015 and December 31, 2014.

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

In February 2014, we entered into our $500 million Revolving Credit Facility which was amended and restated on January 12, 2015, and which matures on January 15, 2018 and includes customary affirmative and negative covenants. As of December 31, 2014, the borrowing base was $100 million and we had no outstanding borrowings. In March 2015, we had a redetermination of the borrowing base under the Revolving Credit Facility, which increased the borrowing base to $125 million. After considering our outstanding letters of credit issued, totaling $27.8 million, we had available capacity on our Revolving Credit Facility of $97.2 million at March 31, 2015. The borrowing base under our Revolving Credit Facility is scheduled to be redetermined semi-annually (in April and October) beginning on April 1, 2015.

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

To mitigate the potential negative impact on our cash flow caused by changes in natural gas, NGLs and oil prices, we may enter into financial commodity derivative contracts to ensure that we receive minimum prices for a portion of our future natural gas production when management believes that favorable future prices can be secured. We typically hedge the NYMEX Henry Hub price for natural gas and the WTI price for oil.

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of March 31, 2015, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	64,982	April 2015—December 2015	$3.79
	25,000	January 2016—December 2016	$3.66
Natural Gas Three-way Collar:
Floor purchase price (put)	15,000	April 2015—December 2015	$3.60
Ceiling sold price (call)	15,000	April 2015—December 2015	$3.80
Floor sold price (put)	15,000	April 2015—December 2015	$3.00
Natural Gas Put Options:
Put sold	16,800	April 2015—December 2015	$3.35
Put sold	16,800	April 2015—October 2015	$2.87
Put purchased	16,800	April 2015—October 2015	$3.35
Put sold	16,800	January 2016—December 2016	$2.75
Basis Swaps:
	25,000	April 2015—October 2015	$(1.21)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Collar:
Floor purchase price (put)	3,000	April 2015—February 2016	$55.00
Ceiling sold price (call)	3,000	April 2015—February 2016	$61.40

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal and Key Bank NA. We believe both institutions currently are an acceptable credit risk. As of March 31, 2015, we did not have any past due receivables from counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at March 31, 2015. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $5.6 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $6.2 million. A hypothetical 10 percent decrease in future oil prices would increase future earnings related to derivatives by $4.5 million. Similarly, a hypothetical 10 percent increase in future oil prices would decrease future earnings related to derivatives by $4.4 million.

Subsequent to March 31, 2015, we entered into the following derivative instruments to mitigate our exposure to both oil and natural gas prices:

Oil—WTI:	(Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Three Way Collar:
Floor purchase price (put)	1,000	March 2016—December 2016	$60.00
Ceiling sold price (call)	1,000	March 2016—December 2016	$70.10
Floor sold price (put)	1,000	March 2016—December 2016	$45.00

Natural Gas:	(MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swap:
	7,000	June 2015—October 2015	$2.84

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. During the three months ended March 31, 2015, costs incurred for drilling projects were $123.9 million, compared to $137.2 million for the three months ended March 31, 2014. There were no significant acquisitions of mineral properties in the three months ended March 31, 2015 and 2014. Our fiscal 2014 capital program, excluding acquisitions, was funded by net cash flow from operations, proceeds from asset sales and proceeds from the issuances of common stock.

As a result of the current pricing environment, we reduced our 2015 capital expenditure budget (excluding acquisitions, other than leasehold acquisitions) from $640 million to $352 million. This represents a 45% reduction from our initial 2015 capital budget and a 57% decrease from our 2014 capital expenditures. We expect to fund our capital expenditures for 2015 with cash generated by operations, borrowings under our Revolving Credit Facility, and net proceeds received from our recently completed private placement of common stock. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets.

Capitalization

As of March 31, 2015 and December 31, 2014, our total debt, excluding debt discount, and capitalization were as follows (in millions):

	2015	2014
Senior Unsecured Notes	$437.3	$422.5
Stockholders’ equity	1,553.7	1,152.7

Total capitalization	$1,991.0	$1,575.2

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of March 31, 2015 and December 31, 2014, we do not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our condensed consolidated balance sheet at March 31, 2015 reflects accrued interest payable on our Senior Unsecured Notes of $11.9 million, compared to $25.2 million as of December 31, 2014.

Other

We lease acreage that is generally subject to lease expiration if operations are not commenced within a specified period, generally five years. We do not expect to lose significant lease acreage because of failure to commence operations due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, including the cost of infrastructure to connect production, we have allowed acreage to expire and will allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Interest Rates

At March 31, 2015, we had $437.3 million as compared to $422.5 million as of December 31, 2014, of Senior Unsecured Notes outstanding, excluding discounts, which bear interest at a fixed cash interest rate of 12.0% and is due semi-annually from the date of issuance. At our option, the first two interest payments can be PIK Interest at a 13% per annum interest rate. Also at our option, the subsequent four semi-annual interest payments thereafter may be paid in the form of 6.0% per annum in cash and 7.0% per annum in PIK Interest. Thereafter (subsequent to the sixth semi-annual interest payment), interest can only be paid in cash at a 12.0% per annum interest rate.

In February 2014, we entered into a $500 million senior secured revolving bank credit facility which was amended and restated on January 12, 2015 and matures in 2018. Borrowings under our Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject to quarterly redeterminations through April 1, 2015 and semiannual redeterminations thereafter. At December 31, 2014, the borrowing base was $100 million and we had no outstanding borrowings. In March 2015, we had a redetermination of the borrowing base, which increased the borrowing base to $125 million. After considering our outstanding letters of credit issued by the Company, totaling $27.8 million, we had available capacity on our Revolving Credit Facility of $97.2 million at March 31, 2015.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments which are described above under “—Cash Contractual Obligations.”

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, it does not normally have a significant effect on our business. We expect our costs in fiscal 2015 to continue to be a function of supply and demand.

Non-GAAP Financial Measure

“Adjusted EBITDAX” is a non-GAAP financial measure that we define as net income (loss) before interest expense or interest income; income taxes; write-down of abandoned leases; impairments; DD&A; amortization of deferred financing costs; gain (loss) on derivative instruments, net cash receipts (payments) on settled derivative instruments, and premiums (paid) received on options that settled during the period; non-cash compensation expense; gain or loss from sale of interest in gas properties; exploration expenses; and other unusual or infrequent items. Adjusted EBITDAX, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Adjusted EBITDAX should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. Adjusted EBITDAX provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. Adjusted EBITDAX does not represent funds available for discretionary use because those funds may be required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management team believes Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure:

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

	Three Months Ended March 31,
	2015	2014
Net loss	$(34,103)	$(18,451)
Depreciation, depletion & amortization	42,432	12,027
Exploration expense	13,453	4,545
Rig contract termination	7,057	—
Stock-based compensation	747	29
Accretion of asset retirement obligations	386	186
Gain on reduction of pension liability	—	(2,208)
(Gain) loss on derivative instruments	(11,371)	3,611
Net cash receipt (payment) on derivative instruments	5,965	(1,441)
Interest expense	14,021	13,636
Loss on sale of assets	80	—
Gain on sales of business	(402)	—
Income tax benefit	(17,579)	—

Adjusted EBITDAX	$20,686	$11,934

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See our Annual Report on Form 10-K for further discussion of our critical accounting policies.

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

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 72% of our December 31, 2014 proved reserves were natural gas.

For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, see “Note 5—Derivative Instruments.”

Interest Rate Risk

At March 31, 2015, the cash interest rate with respect to our $437.3 million of Senior Unsecured Notes is fixed at 12.0%, and is due semi-annually from the date of issuance.

We will be exposed to interest rate risk in the future if we draw on our Revolving Credit Facility. Interest on outstanding borrowings under our Revolving Credit Facility will accrue based on, at our option, LIBOR or the alternate base rate, in each case, plus an applicable margin that is determined based on our utilization of commitments under our Revolving Credit Facility. As of March 31, 2015, the borrowing base was $125 million and we had no outstanding borrowings. After considering our outstanding letters of credit issued, totaling $27.8 million, we had available capacity on the Revolving Credit Facility of $97.2 million at March 31, 2015.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production which we market to energy companies, end users and refineries, and joint interest receivables.

We are exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to periodic review. We have not experienced any issues of nonperformance by derivative counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2015, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 12—Commitments and Contingencies,” located in the Notes to the Consolidated Financial Statements included in Part I Item 1. of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K and filed with the SEC on March 9, 2015, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 6.	Exhibits

See the list of exhibits in the index to exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2015	ECLIPSE RESOURCES CORPORATION (Registrant)

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

4.2

Amended and Restated Registration Rights Agreement, dated January 28, 2015, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., Eclipse Management, L.P., Buckeye Investors L.P., GSO Capital Opportunities Fund II (Luxembourg) S.à.r.l., Fir Tree Value Master Fund, L.P., Luxor Capital Partners, LP and Luxor Capital Partners Offshore Master Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

10.1

Fifth Supplemental Indenture, dated as of January 15, 2015, by and among Eclipse GP, LLC, Eclipse Resources Midstream, LP, Eclipse Resources Marketing, LP, Eclipse Resources I, LP and Deutsche Bank Trust Company Americas, as trustee, relating to the 12.0% Senior Unsecured PIK Notes due 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2015).

10.2

Amended and Restated Credit Agreement, dated as of January 12, 2015, by and among Eclipse Resources I, LP, as borrower, Eclipse Resources Corporation, the Bank of Montreal, as administrative agent and issuing bank, KeyBank National Association, as syndication agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2015).

10.3	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2015).

10.4	Form of Performance Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.