Form 10-Q
period 2015-06-30
Eclipse Resources Corp
filed 2015-08-14
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of the registrant’s common stock outstanding at August 14, 2015: 222,668,788 shares

ECLIPSE RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs and capital expenditures, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “would,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities Exchange Commission (the “SEC”) on March 9, 2015.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to, legal and environmental risks, drilling and other operating risks, regulatory changes, commodity price volatility, inflation, lack of availability of drilling, production and processing equipment and services, counterparty credit risk, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flow and access to capital, risks associated with our level of indebtedness, the timing of development expenditures, and the other risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 9, 2015.

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

Commonly Used Defined Terms

As used in this Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Eclipse,” “Eclipse Resources,” the “Company,” “we,” “our,” “us” and like terms refer collectively to Eclipse Resources Corporation and its consolidated subsidiaries, including Eclipse Resources I, LP, Eclipse Resources-Ohio, LLC, and Eclipse Resources Operating, LLC;

•	“Eclipse I” refers to Eclipse Resources I, LP, which is our predecessor for accounting purposes, and its consolidated subsidiaries;

•	“Eclipse Holdings” refers to Eclipse Resources Holdings, LP;

•	“Eclipse Operating” refers to Eclipse Resources Operating, LLC, which is our predecessor management company acquired as part of the reorganization completed at the time of our IPO;

•	“EnCap” refers to EnCap Investments LP;

•	“Oxford” or “The Oxford Oil Company” refers to The Oxford Oil Company. Immediately prior to the Company’s acquisition of Oxford, Oxford merged into Eclipse Resources-Ohio LLC;

Glossary of Oil and Natural Gas Terms

•	“Bbl” A standard barrel containing 42 U.S. gallons;

•	“Bbls/d” Bbls per day;

•	“Bcfe” refers to one billion cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids;

•	“Boe” One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil;

•	“Boe/d” Boes per day;

•	“Btu” One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit;

•	“Completion” The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency;

•	“Condensate” or “Condensate Window” refers to the area within the Utica Core Area in which we expect the Utica Shale wells to produce a natural gas having a heat content between approximately 1,231 Btu and 1,280 Btu, with an initial condensate yield of between approximately 31 and 180 barrels per MMcf of natural gas produced;

•	“Developed acreage” refers to the number of acres that are allocated or assignable to productive wells or wells capable of production;

•	“Differential” An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas;

•	“Dry Gas Area” or “Dry Gas Window” refers to both the “Dry Gas West” and the “Dry Gas East” areas;

•	“Dry Gas East” or “Dry Gas East Window” refers to the area in which we expect Utica Shale wells to produce natural gas having a heat content of less than approximately 1,025 Btu with a negligible initial condensate yield;

•	“Dry Gas West” or “Dry Gas West Window” refers to the area in which we expect Utica Shale wells to produce natural gas having a heat content of less than approximately 1,050 Btu with a negligible initial condensate yield;

•	“Dth” is a thermal unit, and is equal to one million Btus;

•	“Dry hole” or “dry well” A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes;

•	“Exploration” A development or other project that may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects;

•	“Field” An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations;

•	“Formation” A layer of rock that has distinct characteristics that differs from nearby rock;

•	“Gross acres” or “gross wells” The total acres or wells, as the case may be, in which a working interest is owned;

•	“Horizontal drilling” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval;

•	“Identified drilling locations” refers to total gross (net) resource play locations that we may be able to drill on our existing acreage. Actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, natural gas and oil prices, costs, drilling results and other factors;

•	“MBbl” One thousand barrels;

•	“MBoe” One thousand Boe;

•	“Mcf” One thousand cubic feet;

•	“Mcfe” refers to one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs;

•	“Mcf/d” Mcfs per day;

•	“MMBbls” One million barrels;

•	“MMBoe” One million Boe;

•	“MMBtu” One million British thermal units;

•	“MMcf” One million cubic feet;

•	“Mcfe” refers to one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs;

•	“Net acres” refers to the amount of leased real estate that a petroleum and/or natural gas company has a true working interest in. Net acres express actual percentage interest when a company shares its working interest with another company; the total acreage under lease by a company is referred to as gross acres. Net acres account for the Company’s percentage interest, multiplied by the gross acreage. If a company holds the entire working interest, its net acreage and gross acreage will be the same;

•	“Net production” Production that is owned by us less royalties and production due others;

•	“NGLs” Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as liquefied petroleum gas and natural gasoline;

•	“NYMEX” The New York Mercantile Exchange;

•	“Operator” The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease;

•	“Plugging” The sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface;

•	“Productive well” refers to a well that is expected to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceeds production expenses and taxes;

•	“Prospect” refers to a geological feature mapped as a location or probable location of a commercial oil and/ or gas accumulation. A prospect is defined as a result of geophysical and geological studies allowing the identification and quantification of uncertainties, probabilities of success, estimates of potential resources and economic viability;

•	“Proved undeveloped reserves” refers to proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion;

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

•	“PV-10” refers to, when used with respect to natural gas and oil reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, future development and abandonment costs, using sales prices used in estimating proved oil and gas reserves and costs in effect at the determination date, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC;

•	“Realized price” The cash market price less all expected quality, transportation and demand adjustments;

•	“Reservoir” A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs;

•	“Rich Condensate” or “Rich Condensate Window” refers to the area within the Utica Core Area in which we expect the Utica Shale wells to produce natural gas having a heat content of approximately 1,300 Btu, with an initial condensate yield of approximately 175 barrels per MMcf of natural gas produced;

•	“Rich Gas” refers to the area within the Utica Core Area in which we expect the Utica Shale wells to produce natural gas having a heat content of approximately 1,200 Btu, with an initial condensate yield of approximately 15 barrels per MMcf of natural gas produced;

•	“Spacing” refers to the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies;

•	“Spot market price” The cash market price without reduction for expected quality, transportation and demand adjustments;

•	“Standardized measure” refers to discounted future net cash flows estimated by applying sales prices used in estimating proved oil and gas reserves to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the natural gas and oil properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate;

•	“Undeveloped acreage” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves;

•	“Unit” The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement;

•	“Wellbore” refers to the hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole;

•	“Working interest” The right granted to the lessee of a property to explore for and to produce and own oil, natural gas or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty or carried basis;

•	“WTI” West Texas Intermediate; and

•	The terms “development project,” “development well,” “exploratory well,” “proved developed reserves,” “proved reserves” and “reserves” are defined by the SEC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$257,622	$67,517
Accounts receivable	32,962	46,378
Assets held for sale	3,618	20,673
Other current assets	12,309	19,711

Total current assets	306,511	154,279
PROPERTY AND EQUIPMENT, AT COST
Oil and natural gas properties, successful efforts method
Unproved properties	1,003,018	1,044,469
Proved properties, net	827,480	670,255
Other property and equipment, net	8,836	8,103

Total property and equipment, net	1,839,334	1,722,827
OTHER NONCURRENT ASSETS
Debt issuance costs, net of $3.5 million and $2.5 million of amortization, respectively	6,617	6,058
Other assets	1,436	1,782

TOTAL ASSETS	$2,153,898	$1,884,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$82,282	$137,415
Accrued capital expenditures	20,470	51,360
Accrued liabilities	21,525	13,576
Accrued interest payable	26,266	25,187
Deferred income taxes	3,624	5,246

Total current liabilities	154,167	232,784
NONCURRENT LIABILITIES
Debt, net of unamortized discount of $7.4 million and $8.5 million, respectively	429,995	414,016
Pension obligations	1,449	1,321
Asset retirement obligations	18,488	17,400
Other liabilities	2,560	—
Deferred income taxes	34,229	66,714

Total liabilities	640,888	732,235
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 222,663,611 and 160,031,115 shares issued and outstanding, respectively	2,226	1,600
Additional paid in capital	1,826,768	1,391,004
Accumulated deficit	(315,418)	(239,345)
Accumulated other comprehensive loss	(566)	(548)

Total stockholders’ equity	1,513,010	1,152,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,153,898	$1,884,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Oil and natural gas sales	$64,984	$26,955	$111,598	$51,743
Brokered natural gas and marketing	9,469	—	6,669	—

Total revenues	74,453	26,955	118,267	51,743
OPERATING EXPENSES
Lease operating	3,589	2,643	6,935	4,434
Transportation, gathering and compression	22,634	2,949	35,085	3,853
Production and ad valorem taxes	3,078	702	5,178	1,055
Brokered natural gas and marketing	10,795	—	10,795	—
Depreciation, depletion and amortization	60,641	9,957	103,073	21,984
Exploration	6,243	9,295	19,696	13,840
General and administrative	12,717	8,429	24,660	16,823
Rig termination	366	—	7,423	—
Accretion of asset retirement obligations	399	191	785	377
Gain on sale of assets	(5,553)	—	(5,473)	—
Gain on reduction of pension obligations	—	—	—	(2,208)

Total operating expenses	114,909	34,166	208,157	60,158

OPERATING LOSS	(40,456)	(7,211)	(89,890)	(8,415)
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(3,523)	(863)	7,848	(4,474)
Interest expense, net	(14,401)	(11,618)	(28,422)	(25,254)
Other income (expense)	(2)	1,585	400	1,585

Total other expense, net	(17,926)	(10,896)	(20,174)	(28,143)

LOSS BEFORE INCOME TAXES	(58,382)	(18,107)	(110,064)	(36,558)
INCOME TAX BENEFIT (EXPENSE)	16,412	(94,541)	33,991	(94,541)

NET LOSS	$(41,970)	$(112,648)	$(76,073)	$(131,099)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.19)	$(0.84)	$(0.36)	$(1.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	222,502	134,309	213,178	128,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
NET LOSS	$(41,970)	$(112,648)	$(76,073)	$(131,099)
Other comprehensive income (loss):
Pension obligation adjustment, net of tax	192	(371)	(18)	(1,233)

TOTAL COMPREHENSIVE LOSS	$(41,778)	$(113,019)	$(76,091)	$(132,332)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par Value)	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2014	160,031,115	$1,600	$1,391,004	$(239,345)	$(548)	$1,152,711
Shares of common stock issued in private placement, net of offering costs	62,500,000	625	433,608	—	—	434,233
Stock-based compensation	—	—	2,157	—	—	2,157
Issuance of restricted stock	132,496	1	(1)	—	—	—
Pension obligation adjustment, net of tax	—	—	—	—	(18)	(18)
Net loss	—	—	—	(76,073)	—	(76,073)

Balances, June 30, 2015	222,663,611	$2,226	$1,826,768	$(315,418)	$(566)	$1,513,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,073)	$(131,099)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	103,073	21,984
Exploration expense	6,073	3,795
Pension benefit costs	101	111
Stock-based compensation	2,157	56
Accretion of asset retirement obligations	785	377
Gain on reduction of pension obligation	—	(2,208)
Loss (gain) on derivative instruments	(7,848)	4,474
Net cash received (paid) on settled derivatives	14,422	(2,231)
Net cash paid for option premium	—	(141)
Gain on sale of assets	(5,473)	(1,585)
Deferred income taxes	(34,107)	94,541
Interest not paid in cash	1,232	2,166
Amortization of deferred financing costs	1,018	885
Amortization of debt discount	1,193	1,115
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,007	(31,795)
Other assets	225	(883)
Accounts payable and accrued liabilities	29,724	26,294
Accrued liabilities—related parties	—	(1,951)

Net cash provided by (used in) operating activities	49,509	(16,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on oil and natural gas properties	(327,856)	(268,205)
Additions to other property and equipment	(1,284)	(1,454)
Acquisition of business, net of cash acquired	—	754
Proceeds from the sale of assets	37,287	—

Net cash used in investing activities	(291,853)	(268,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(1,577)	(1,122)
Repayments of long-term debt	(207)	(62)
Capital contributions	—	124,667
Proceeds from issuance of common stock, net of underwriting fees	440,000	550,025
Equity issuance costs	(5,767)	(4,597)

Net cash provided by financing activities	432,449	668,911

Net increase in cash and cash equivalents	190,105	383,911
Cash and cash equivalents at beginning of period	67,517	109,509

Cash and cash equivalents at end of period	$257,622	$493,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,080	$448

Cash paid for income taxes	$37	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$303	$102

Additions of other property through debt financing	$888	$507

Additions to oil and natural gas properties – changes in accounts payable, accrued liabilities, and accrued capital expenditures	$(88,418)	$78,890

Interest paid-in-kind	$14,786	$22,461

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

Note 2—Basis of Presentation

The accompanying condensed consolidated financial statements, which are unaudited except the condensed consolidated balance sheet at December 31, 2014 which is derived from the Company’s audited financial statements, and are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made and contained in annual financial statements. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and notes to those statements, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2015.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of June 30, 2015 or December 31, 2014.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees. The Company had $27.5 million and $24.1 million of accrued revenues, net of certain expenses at June 30, 2015 and December 31, 2014, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	June 30, 2015	December 31, 2014
Oil and natural gas properties:
Unproved	$1,003,018	$1,044,469
Proved	1,060,823	802,112

Gross oil and natural gas properties	2,063,841	1,846,581
Less accumulated depreciation, depletion and amortization	(233,343)	(131,857)

Oil and natural gas properties, net	1,830,498	1,714,724
Other property and equipment	11,991	8,912
Less accumulated depreciation	(3,155)	(809)

Other property and equipment, net	8,836	8,103

Property and equipment, net	$1,839,334	$1,722,827

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

(d) Revenue Recognition

Oil and natural gas sales revenue is recognized when produced quantities of oil and natural gas are delivered to a custody transfer point such as a pipeline, processing facility or a tank lifting has occurred, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sales is reasonably assured and the sales price is fixed or determinable. Revenues from the sales of natural gas, crude oil and NGLs in which the Company has an interest with other producers are recognized using the sales method on the basis of the Company’s net revenue interest. The Company did not have any material imbalances as of June 30, 2015 or December 31, 2014.

In accordance with the terms of joint operating agreements, from time to time, the Company may be paid monthly fees for operating or drilling wells for outside owners. The fees are meant to recoup some of the operator’s general and administrative costs in connection with well and drilling operations and are accounted for as credits to general and administrative expense.

Brokered natural gas and marketing revenues include revenues from brokered gas or revenue we receive as a result of selling and buying natural gas that is not related to our production and revenue from the release of transportation capacity. We realize brokered margins as a result of buying and selling natural gas utilizing separate purchase and sale transactions, typically with separate counterparties, whereby the Company or the counterparty takes title to the natural gas purchased or sold. Revenues and expenses related to brokering natural gas are reported gross as part of revenue and expense in accordance with U.S. GAAP. We consider these activities as ancillary to our natural gas sales and thus report them within one operating segment.

(e) Major Customers

The Company sells production volumes to various purchasers. For the three and six months ended June 30, 2015, there were three and four customers, respectively, that, on an individual basis, accounted for 10% or more of the Company’s natural gas, NGLs and oil sales. For the three and six months ended June 30, 2014, there was one customer that accounted for 10% or more of the Company’s total natural gas, NGLs and oil sales. The following table sets forth the Company’s major customers and associated percentage of revenue for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Purchaser
Antero Resources Corporation	19%	73%	20%	63%
ARM Energy Management	—	—	13%	—
Enlink Midstream	34%	—	30%	—
Sequent Energy Management	22%	—	13%	—

Total	75%	73%	76%	63%

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

(f) Concentration of Credit Risk

Although the Company is exposed to a concentration of credit risk due to the fact that several customers account for a significant portion of its total natural gas, NGLs and oil sales, management believes that all of the Company’s purchasers are credit worthy. The following table summarizes concentration of receivables, net of allowances, by product or service as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Receivables by product or service:
Sale of oil and natural gas and related products and services	$25,645	$22,777
Joint interest owners	5,019	20,666
Miscellaneous other	2,298	2,935

Total	$32,962	$46,378

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s commodity derivative contracts is a net asset position of $11.5 million at June 30, 2015 and a net asset position $19.0 million as December 31, 2014. Other than as provided by the revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are they required to provide credit support to the Company. As of June 30, 2015 and December 31, 2014, the Company did not have past-due receivables from or payables to any of the counterparties.

(g) Accumulated Other Comprehensive Income (Loss)

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Company they include a pension benefit plan that requires the Company to (i) recognize the overfunded or underfunded status of a defined benefit retirement plan as an asset or liability in its consolidated balance sheet and (ii) recognize changes in that funded status in the year in which the changes occur through other comprehensive loss. The Company’s pension plan was underfunded by $1.4 million and $1.3 million at June 30, 2015 and December 31, 2014, respectively. Effective March 31, 2014, benefit accruals in the plan were frozen resulting in a gain on reduction of pension obligations of $2.2 million for the six months ended June 30, 2014.

(h) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion, and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties for the three months ended June 30, 2015 and 2014 totaled approximately $60.1 million and $9.9 million, respectively; and for the six months ended June 30, 2015 and 2014 totaled approximately $102.2 million and $21.8 million, respectively.

Through September 30, 2014, the Company calculated depletion of proved properties at the individual unit level. Effective October 1, 2014, the Company changed its estimate for calculating depletion expense of proved properties to be performed at the field level consistent with the assessment for impairment of proved property costs.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation for the three months ended June 30, 2015 and 2014 totaled approximately $0.5 million and less than $0.1 million, respectively; and for the six months ended June 30, 2015 and 2014 totaled approximately $0.8 million and $0.2 million, respectively. This amount is included in DD&A expense in the condensed consolidated statements of operations.

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

The review for impairment of the Company’s oil and gas properties is done by determining if the historical cost of proved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. There were no impairments of proved properties for the three or six months ended June 30, 2015 and 2014.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of $4.4 million and $6.0 million for the three and six months ended June 30, 2015, respectively. The Company recorded $3.7 million to impairment of unproved oil and gas properties related to lease expirations for each of the three and six months ended June 30, 2014. These costs are included in exploration expense in the condensed consolidated statements of operations.

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

Upon the closing of the Corporate Reorganization, the Company acquired 100% of Eclipse I, Eclipse Resources-Ohio, LLC and Eclipse Operating. Eclipse I was a limited partnership not subject to federal income taxes before the Corporate Reorganization. However, in connection with the closing of the Corporate Reorganization, the Company became a corporation subject to federal and state income tax and, as such, the Company’s future income taxes will be dependent upon its future taxable income. The change in tax status requires the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the change in status. The resulting net deferred tax liability of approximately $97.6 million was recorded as income tax expense in the consolidated statements of operations for the year ended December 31, 2014.

ASC Topic 740 further provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the uncertain tax position guidance and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not recorded a reserve for any uncertain tax positions to date.

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

(m) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with Topic ASC 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.45% and 8.96% for the six months ended June 30, 2015 and 2014, respectively.

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

The following table sets forth the changes in the Company’s ARO liability for the six months ended June 30, 2015 (in thousands):

Six Months Ended June 30, 2015
Asset retirement obligations, beginning of period	$17,400
Additional liabilities incurred	303
Accretion	785

Asset retirement obligations, end of period	$18,488

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

(r) Recent Accounting Pronouncements

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”)”, which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of the adoption on its financial position, results of operations and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which expands upon the guidance on the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted.

(s) Cash Flow Revision

The Company revised the presentation of delay rentals and geological and geophysical costs within the condensed consolidated statement of cash flows for the six months ended June 30, 2014, to conform to the current period presentation. Previously, such costs had been presented as cash outflows from investing activities; however, U.S. GAAP requires such costs to be presented as cash outflows from operating activities. This revision resulted in a reduction to cash flows provided by operating activities and a corresponding reduction to cash flows used in investing activities of approximately $10 million compared to the previously reported amounts. The Company evaluated the materiality of this error on both a quantitative and qualitative basis under the guidance of ASC 250 - Accounting Changes and Error Corrections and determined that it did not have a material impact to previously issued financial statements.

Note 4—Sale of Oil and Natural Gas Property Interests

During the three months ended June 30, 2015, the Company completed the sale of a central processing facility and certain pipelines. The transaction resulted in proceeds of $37.3 million and a gain on sale of assets of $5.6 million, which was recorded during the three months ended June 30, 2015. Approximately $3.6 million of costs related to other pipelines were classified as assets held for sale in the condensed consolidated balance sheets as of June 30, 2015.

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of June 30, 2015, the Company’s derivative instruments were with Bank of Montreal and Key Bank, N.A. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of June 30, 2015, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	62,500	July 2015—December 2015	$3.78
	25,000	January 2016—December 2016	$3.66
	7,000	July 2015—October 2015	$2.84
Natural Gas Three-way Collar:
Floor purchase price (put)	15,000	July 2015—December 2015	$3.60
Ceiling sold price (call)	15,000	July 2015—December 2015	$3.80
Floor sold price (put)	15,000	July 2015—December 2015	$3.00
Natural Gas Put Options:
Put sold	16,800	July 2015—December 2015	$3.35
Put sold	16,800	July 2015—October 2015	$2.87
Put purchased	16,800	July 2015—October 2015	$3.35
Put sold	16,800	January 2016—December 2016	$2.75
Basis Swaps:
	25,000	July 2015—October 2015	$(1.21)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Collar:
Floor purchase price (put)	3,000	July 2015—February 2016	$55.00
Ceiling sold price (call)	3,000	July 2015—February 2016	$61.40
Oil Three-way Collar:
Floor purchase price (put)	1,000	March 2016—December 2016	$60.00
Ceiling sold price (call)	1,000	March 2016—December 2016	$70.10
Floor sold price (put)	1,000	March 2016—December 2016	$45.00

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

Derivatives not designated as hedging instruments under ASC 815	Gross Amount	Netting Adjustments(a)	Net Amount Presented in the Balance Sheets	Balance Sheet Location
As of June 30, 2015
Assets
Commodity derivatives—current	$16,742	$(6,549)	$10,193	Other current assets
Commodity derivatives—noncurrent	2,859	(1,541)	1,318	Other assets

Total assets	$19,601	$(8,090)	$11,511

Liabilities
Commodity derivatives—current	$(6,549)	$6,549	$—
Commodity derivatives—noncurrent	(1,541)	1,541	—

Total liabilities	$(8,090)	$8,090	$—

Derivatives not designated as hedging instruments under ASC 815	Gross Amount	Netting Adjustments(a)	Net Amount Presented in the Balance Sheets	Balance Sheet Location
As of December 31, 2014
Assets
Commodity derivatives—current	$22,349	$(5,012)	$17,337	Other current assets
Commodity derivatives—noncurrent	1,741	(44)	1,697	Other assets

Total assets	$24,090	$(5,056)	$19,034

Liabilities
Commodity derivatives—current	$(5,012)	$5,012	$—
Commodity derivatives—noncurrent	(44)	44	—

Total liabilities	$(5,056)	$5,056	$—

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Commodity derivatives	Gain (loss) on derivative instruments	$(3,523)	$(863)	$7,848	$(4,474)

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

	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2015: (in thousands)
Commodity derivative instruments	$—	$11,511	$—	$11,511

Total	$—	$11,511	$—	$11,511

	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2014: (in thousands)
Commodity derivative instruments	$—	$19,034	$—	$19,034

Total	$—	$19,034	$—	$19,034

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

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts due, except for long-term debt. (See “Note 7—Debt”).

Note 7—Debt

12% Senior Unsecured PIK Notes Due 2018

As of June 30, 2015, the Company had a principal amount of $437.3 million, compared to $422.5 million as of December 31, 2014, related to the Senior Unsecured PIK Notes due in 2018 (the “Senior PIK Notes”). The Company elected to settle its accrued interest payable on January 15, 2015 by issuing PIK securities of $14.8 million and a cash payment of $12.7 million. During the three months ended June 30, 2015 and 2014, the Company amortized $0.5 million and $0.6 million of deferred financing costs and debt discount to interest expense, respectively, using the effective interest method. During the six months ended June 30, 2015 and 2014, the Company amortized $2.2 million and $2.0 million of deferred financing costs and debt discount to interest expense, respectively, using the effective interest method. The Company redeemed all of the outstanding balance of the 12% Senior PIK Notes on July 13, 2015 for approximately $510.7 million, including outstanding principal balance, a make-whole premium, and accrued interest.

The Indenture governing the Senior PIK Notes required the Company to be in compliance with certain other covenants, including the prompt payment of interest, including PIK interest, and any and all material taxes, assessments and government levies imposed; timely submission of quarterly and audited annual financial statements, reserve reports, budgets and other notices, and other recurring obligations. The Indenture placed restrictions on the Company and its subsidiaries with respect to additional indebtedness, liens, dividends and other payments, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, change of control and other matters. The Company was in compliance with all applicable covenants in the Indenture at June 30, 2015 and December 31, 2014.

8.875% Senior Unsecured Notes Due 2023

On July 6, 2015, the Company issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 (“the Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, the Company received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which the Company used approximately $510.7 million to finance the redemption of all of its outstanding Senior PIK Notes. The Company intends to use the remaining net proceeds to fund its capital expenditure plan and for general corporate purposes.

Revolving Credit Facility

During the first quarter of 2014, the Company entered into a $500 million senior secured revolving bank credit facility (the “Revolving Credit Facility”) that matures in 2018. Borrowings under the Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of the Company’s proved properties and commodity hedge positions and are subject to semiannual redeterminations. At June 30, 2015, the borrowing base was $125 million and the Company had no outstanding borrowings. After giving effect to outstanding letters of credit issued by the Company totaling $27.8 million, the Company had available borrowing capacity under the Revolving Credit Facility of $97.2 million at June 30, 2015.

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

The Revolving Credit Facility was further amended and restated on June 11, 2015 and became effective upon the issuance of the Notes. Among other things, pursuant to the Amended Credit Agreement, the Company assumed all of the rights and obligations of Eclipse I as the borrower under the Existing Credit Agreement. Furthermore, the Amended Credit Agreement allowed for the issuance of the Notes and provided that the Company would not incur an immediate reduction in borrowing base under its Revolving Credit Facility as a result of the issuance of the Notes. Accordingly, the borrowing base under the Company’s revolving credit facility immediately following the issuance of the Notes remained at $125.0 million until the next redetermination date (which is scheduled to occur by October 2015).

The Revolving Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Revolving Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. Commitment fees on the unused portion of the Revolving Credit Facility are due quarterly at rates ranging from 0.375% to 0.50% of the unused facility based on utilization. The Company was in compliance with all applicable covenants under the Revolving Credit Facility as of June 30, 2015 and December 31, 2014.

Note 8—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recognized expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively. The Company recognized expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

Defined Benefit Plan

The Company maintains a defined benefit plan covering certain employees of a previously acquired company. Benefits are based on the employees’ years of service and compensation. The following table details the components of pension benefit cost (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Service cost	$—	$—	$—	$70
Interest cost	62	85	126	192
Expected return on plan assets	(82)	(112)	(164)	(224)
Amortization of transition obligation	—	—	—	70
Amortization of net (gain) loss	25	11	43	3
Settlement costs	96	—	96	—

Net periodic benefit cost (benefit)	$101	$(16)	$101	$111

There were no employer contributions made during the three and six months ended June 30, 2015. As of March 31, 2014, benefit accruals in the plan were frozen resulting in a gain on reduction of pension obligations of $2.2 million for the six months ended June 30, 2014.

Note 9—Stock-Based Compensation

The Company is authorized to grant up to 16,000,000 shares of common stock under its 2014 Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 14,169,746 shares are available for future grant under the Plan as of June 30, 2015.

Our stock based compensation expense is as follows for the three and six months ended June 30, 2015 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Restricted stock units	$748	$—	$1,171	$—
Performance units	376	—	528	—
Restricted stock issued to directors	255	—	400	—
Incentive units	31	27	58	56

Total expense	$1,410	$27	$2,157	$56

Restricted Stock Units

Restricted stock and restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of June 30, 2015, there was $6.5 million of total unrecognized compensation cost related to restricted stock units. A summary of restricted stock unit awards activity during the six months ended June 30, 2015 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2014	—	$—	$—
Granted	1,247,197	7.01
Vested	—	—
Forfeited	(39,210)	7.13

Total awarded and unvested, June 30, 2015	1,207,987	$6.78	$6,354

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of June 30, 2015, there was $3.8 million of total unrecognized compensation cost related to performance units. A summary of performance stock unit awards activity during the six months ended June 30, 2015 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands
Total awarded and unvested, December 31, 2014	—	$—	$—
Granted	469,368	8.77
Vested	—	—
Forfeited	(10,712)	8.77

Total awarded and unvested, June 30, 2015	458,656	$8.77	$—

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.

Restricted Stock Issued to Directors

On October 7, 2014, the Company issued an aggregate of 31,115 restricted shares of common stock to its seven non-employee members of its Board of Directors. For the six months ended June 30, 2015, the Company recognized expense of approximately $0.2 million related to these awards. These awards became fully vested on June 25, 2015.

On May 11, 2015, the Company issued an aggregate of 132,496 restricted shares of common stock to its seven non-employee members of its Board of Directors. For the six months ended June 30, 2015, the Company recognized expense of approximately $0.1 million related to these awards. As of June 30, 2015, there was $0.7 million of total unrecognized compensation cost related to restricted stock issued to Directors. These awards are scheduled to become fully vested on May 11, 2016.

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

Total compensation cost related to the Incentive Units was less than $0.1 million for each of the three months ended June 30, 2015 and 2014; and $0.1 million for each of the six months ended June 30, 2015 and 2014. As of June 30, 2015, there was $0.6 million of total unrecognized compensation cost related to Incentive Units, which is expected to be recognized over a weighted-average period of approximately 6 years.

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

Under the terms of the Administrative Services Agreement, Eclipse I paid Eclipse Operating a monthly management fee equal to the sum of all general and administrative expenditures incurred in the management and administration of Eclipse I’s operations. These expenses are classified within “Operating expenses—General and administrative” in the condensed consolidated statements of operations. The Company incurred expenses relating to the management fee of $15.6 million for the six months ended June 30, 2014.

During the three months ended June 30, 2015, the Company paid $0.6 million related to a final distribution of the assets of Eclipse Operating. This amount was distributed equally among the three former members of Eclipse Operating.

During the three and six months ended June 30, 2015, the Company incurred approximately $0.1 million and $0.2 million, respectively, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer. The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

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

In addition, many of the Company’s other oil and gas leases in Ohio contain provisions identical or similar to those found in the challenged Oxford lease. As of August 14, 2015, we are a party to one other lawsuit that makes allegations similar to those made by the lessor in the West lawsuit. This lawsuit, together with the West case, affect approximately 157 gross (157 net) leasehold acres and were capitalized on our condensed consolidated balance sheet as of June 30, 2015 at $0.6 million.

The Company has undertaken efforts to amend the other leases acquired within the Utica Core Area in the Oxford Acquisition to address the issues raised by the trial court’s ruling in the West case. These efforts have resulted in modifications to leases covering approximately 29,041 net acres out of the approximately 38,555 net acres. The Company’s efforts may require modification to address the issues raised by the trial court while the Company’s appeal is pending; however, the Company cannot predict whether the Company will be able to obtain modifications of the leases covering the remaining 9,514 net acres to effectively resolve issues related to the West trial court’s ruling or the amount of time and expense that will be required to amend these leases.

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

The Company leases office space under operating leases that expire between the years 2015 to 2025. The Company recognized rent expense of $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and rent expense of $0.4 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

Note 13—Income Tax

For 2015, the Company’s annual estimated effective tax rate is forecasted to be a benefit of 30.83%, exclusive of discrete items. The Company expects to incur both a book and tax loss in fiscal year 2015, and thus, no current federal income taxes are anticipated to be paid. We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the quarter ended June 30, 2015, our overall effective tax rate on operations was different than the federal statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences. In forecasting the 2015 annual estimated effective tax rate, management believes that it should limit any tax benefit suggested by the tax effect of the forecasted book loss such that no net deferred tax asset is recorded in 2015. Management reached this conclusion considering several factors such as: (i) the Company’s short tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net tax attribute carryforwards are collectible beyond offsetting existing deferred tax liabilities inherent in our balance sheet (which are primarily related to the excess of book carrying value of properties over their respective tax bases). At this time, the estimated valuation allowance to be recorded in 2015 (there was no valuation allowance recorded during 2014) would be $9.7 million.

Note 14—Subsequent Events

The Company redeemed all of the outstanding Senior PIK Notes on July 13, 2015 for approximately $510.7 million, including outstanding principal balance, a make-whole premium and accrued interest. (See Note 7—Debt). Management has evaluated subsequent events and believes there are no other events that would have a material impact on the aforementioned financial statements and related disclosures.

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

Approximately 101,000 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 27,000 of these net acres are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as Our Marcellus Project Area. We are the operator of approximately 87% of our net acreage within the Utica Core Area and Our Marcellus Project Area.

As of June 30, 2015, we, or our operating partners, had commenced drilling 201 gross wells within the Utica Core Area and Our Marcellus Project Area, of which 13 gross were drilling, 31 gross were awaiting completion or were in the process of being completed, 23 gross were awaiting midstream, and 134 gross had been turned to sales.

As of June 30, 2015, we were operating 1 horizontal rig in the Utica Core Area. We had average daily production for the three months ended June 30, 2015 of approximately 198.6 MMcfe comprised of approximately 57% natural gas, 23% NGLs and 20% oil.

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

Overview of the Three Months Ended June 30, 2015 Results

Operationally, our performance during the three months ended June 30, 2015 reflects continued development of our acreage. During the three months ended June 30, 2015, we achieved the following financial and operating results:

•	increased our average daily net production for the three months ended June 30, 2015 by 374% over the comparable period of the prior year, to 198.6 MMcfe per day;

•	commenced drilling 4 gross operated Utica Shale wells, completed 7 gross operated Utica Shale wells and turned-to-sales 3 gross operated wells during the three months ended June 30, 2015;

•	participated in 4 gross non-operated Utica Shale wells, completed 8 gross non-operated Utica Shale wells and turned-to-sales 16 gross non-operated Utica Shale wells during the three months ended June 30, 2015;

•	recognized a net loss of $42.0 million for the three months ended June 30, 2015 compared to $112.6 million for the three months ended June 30, 2014; and

•	realized Adjusted EBITDAX of $31.5 million for the three months ended June 30, 2015 compared to $11.3 million for the three months ended June 30, 2014. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

Overview of the Six Months Ended June 30, 2015 Results

Operationally, our performance during the six months ended June 30, 2015 reflects continued development of our acreage. During the six months ended June 30, 2015, we achieved the following financial and operating results:

•	increased our average daily net production for the six months ended June 30, 2015 by 346% over the comparable period of the prior year, to 179.2 MMcfe per day;

•	commenced drilling 8 gross operated Utica Shale wells, completed 9 gross operated Utica Shale wells and turned-to-sales 14 gross operated wells during the six months ended June 30, 2015;

•	participated in 10 gross non-operated Utica Shale wells, completed 25 gross non-operated Utica Shale wells and turned-to-sales 25 gross non-operated wells during the six months ended June 30, 2015;

•	recognized a net loss of $76.1 million for the six months ended June 30, 2015 compared to $131.1 million for the six months ended June 30, 2014; and

•	realized Adjusted EBITDAX of $52.2 million for the six months ended June 30, 2015 compared to $23.3 million for the six months ended June 30, 2014. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

Market Conditions

The following table lists average, high and low NYMEX Henry Hub prices for natural gas and NYMEX WTI prices for oil for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NYMEX Henry Hub High ($/MMBtu)	$3.04	$4.83	$3.32	$6.15
NYMEX Henry Hub Low ($/MMBtu)	2.50	4.28	2.50	4.01
Average NYMEX Henry Hub ($/MMBtu)	2.74	4.58	2.81	4.65

NYMEX WTI High ($/Bbl)	$61.36	$107.26	$61.36	$107.26
NYMEX WTI Low ($/Bbl)	49.13	99.42	43.39	91.66
Average NYMEX WTI ($/Bbl)	57.67	102.99	53.19	100.84

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

Significant or extended price declines could also adversely affect the amount of oil, NGLs and natural gas that we can produce economically, which may result in our having to make significant downward adjustments to our estimated proved undeveloped reserves. A reduction in production could also result in a shortfall in expected cash flows and require us to reduce capital spending or raise funds to cover any such shortfall. Any of these factors could negatively affect our ability to replace production and our future rate of growth or dilute existing shareholders.

Commodity price revisions, based on 12-month average SEC prices for 2014, did not have a significant impact on our 2014 reserve revisions, but could potentially have a significant impact on future reserve estimates if the currently depressed pricing environment for oil, NGLs and natural gas persists or worsens. From December 31, 2014 to June 30, 2015, the 12-month average SEC price for WTI oil declined from $94.99 per Bbl to $71.68 per Bbl, while the 12-month average SEC price for Henry Hub natural gas declined from $4.35 per MMBtu to $3.39 per MMBtu. Service costs have also declined significantly during the same time period, which should mitigate a portion of the negative impact of declining commodity prices on our future reserve estimates. In addition, we expect to continue to increase our proved reserves through further extensions and discoveries as we continue to develop our acreage position.

Based on the current market conditions, we have revised our capital budget for 2015 downward to $352 million, which is a 45% reduction from our initial capital budget for the year, and a 57% decrease from 2014. We have reduced the number of our operated horizontal drilling rigs down to one, compared to three horizontal rigs as of December 31, 2014. As a result of the reduction in drilling activity, we recorded a charge related to the early termination of drilling rig contracts of $0.4 and $7.4 million during the three months and six months ended June 30, 2015, respectively. In addition, this reduction in planned capital expenditures will likely result in a slower rate of growth of our proved reserves through extensions and discoveries than previously forecasted as development of our acreage position is deferred to subsequent years. See additional details related to our capital expenditures in “—Capital Requirements”.

Based on the reassessment of our capital expenditure plan and the current commodity pricing environment, we have shifted our drilling activity to the dry gas area of our Utica Shale acreage due to greater potential returns of this area. The dry gas area of our Utica Shale acreage has more readily available access to transportation infrastructure and a larger number of our units in the area are ready for drilling as compared to our other operating areas. We currently expect to resume our development activity in the wet gas areas of our Utica Shale acreage and in our Marcellus acreage during 2017.

We consider future commodity prices when determining our development plan but many other factors are also considered. Although the magnitude of change in these collective factors within a sustained low commodity price environment is difficult to estimate, we currently expect to execute our development plan based on current conditions. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the proceeds from the issuance of our 8.875% Senior Notes due 2023, the proceeds remaining from the private placement of our common stock that we completed during January 2015, cash flows from operations, borrowings under our revolving credit facility, proceeds from asset sales, and proceeds from additional debt and/or equity offerings.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014
Revenues (in thousands):
Natural gas sales	$28,175	$10,066	$18,109
NGLs sales	9,563	6,329	3,234
Oil sales	27,246	10,560	16,686

Total revenues	$64,984	$26,955	$38,029

Our production grew by approximately 14.3 Bcfe for the three months ended June 30, 2015 over the same period in 2014, as we placed new wells into production, partially offset by natural decline. Our production for the three months ended June 30, 2015 and 2014 is set forth in the following table:

	Three Months Ended June 30,		Change
	2015	2014
Production:
Natural gas (MMcf)	10,385.9	2,458.8	7,927.1
NGLs (Mbbls)	682.7	113.1	569.6
Oil (Mbbls)	599.1	113.2	485.9
Total (MMcfe)	18,076.5	3,816.6	14,259.9
Average daily production volume:
Natural gas (Mcf/d)	114,131	27,020	87,111
NGLs (Bbls/d)	7,502	1,243	6,259
Oil (Bbls/d)	6,584	1,244	5,340
Total (Mcfe/d)	198,643	41,941	156,702

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the second quarter 2015 was $3.82 per Mcfe compared to $6.82 per Mcfe in the second quarter 2014. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales prices (excluding cash settled derivatives) does not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales prices (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended June 30, 2015 and 2014 are shown below:

	For the Three Months Ended June 30,
	2015	2014	Change
Average Sales Price (excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.71	$4.09	$(1.38)
NGLs ($/Bbl)	14.01	55.95	(41.94)
Oil ($/Bbl)	45.48	93.30	(47.82)
Total average prices ($/Mcfe)	3.59	7.06	(3.47)

Average Sales Price (including cash settled derivatives)
Natural gas ($/Mcf)	$3.46	$3.71	$(0.25)
NGLs ($/Bbl)	14.01	55.95	(41.94)
Oil ($/Bbl)	46.64	93.30	(46.66)
Total average prices ($/Mcfe)	4.06	6.82	(2.76)

Average Sales Price (including firm transportation)
Natural gas ($/Mcf)	$2.30	$4.09	$(1.79)
NGLs ($/Bbl)	14.01	55.95	(41.94)
Oil ($/Bbl)	45.48	93.30	(47.82)
Total average prices ($/Mcfe)	3.35	7.06	(3.71)

Average Sales Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$3.05	$3.71	$(0.66)
NGLs ($/Bbl)	14.01	55.95	(41.94)
Oil ($/Bbl)	46.64	93.30	(46.66)
Total average prices ($/Mcfe)	3.82	6.82	(3.00)

Brokered natural gas and marketing revenue was $9.5 million for the three months ended June 30, 2015. The Company did not have any brokered natural gas and marketing revenue for the three months ended June 30, 2014. Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014
Operating expenses (in thousands):
Lease operating	$3,589	$2,643	$946
Transportation, gathering and compression	22,634	2,949	19,685
Production and ad valorem taxes	3,078	702	2,376
Depreciation, depletion and amortization	60,641	9,957	50,684
General and administrative	12,717	8,429	4,288
Rig termination	366	—	366
Operating expenses per Mcfe:
Lease operating	$0.20	$0.69	$(0.49)
Transportation, gathering and compression	1.25	0.77	0.48
Production, severance and ad valorem taxes	0.17	0.18	(0.01)
Depreciation, depletion and amortization	3.35	2.61	0.74
General and administrative	0.70	2.21	(1.51)
Rig termination	0.02	—	0.02

Lease operating expense was $3.6 million in the three months ended June 30, 2015 compared to $2.6 million in the three months ended June 30, 2014. The increase of $1.0 million is attributable to an increase in the number of producing wells during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs. We experience increases in operating expenses as we add new wells and manage existing properties.

Transportation, gathering and compression expense was $22.6 million during the three months ended June 30, 2015 compared to $2.9 million in the three months ended June 30, 2014. These third party costs were higher in the three months ended June 30, 2015 due to our production growth where we have third party gathering and compression agreements and increased processing costs associated with our higher liquids production. The following table details our transportation, gathering and compression expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$7,630	$1,708	$5,922
Processing and fractionation	7,373	1,152	6,221
Liquids transportation and stabilization	2,681	7	2,674
Marketing	569	73	496
Firm transportation	4,381	9	4,372

	$22,634	$2,949	$19,685

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $3.1 million in the three months ended June 30, 2015 compared to $0.7 million in the three months ended June 30, 2014. Production and ad valorem taxes increased from the three months ended June 30, 2014 to the three months ended June 30, 2015 due to an increase in production volumes subject to production taxes.

Depreciation, depletion and amortization was approximately $60.6 million in the three months ended June 30, 2015 compared to $10.0 million in the three months ended June 30, 2014. The increase in the three months ended June 30, 2015 when compared to the three months ended June 30, 2014 is due to the increase in production during the three months ended June 30, 2015. On a per Mcfe basis, DD&A increased to $3.35 in the three months ended June 30, 2015 from $2.61 in the three months ended June 30, 2014, which was predominantly driven by a higher depletion rate. The increase in depletion rate during the three months ended June 30, 2015 was due to total proved reserves (the denominator) increasing at a lower rate than production (the numerator) over the period.

General and administrative expense was $12.7 million for the three months ended June 30, 2015 compared to $8.4 million for the three months ended June 30, 2014. The increase of $4.3 million during the three months ended June 30, 2015 when compared to three months ended June 30, 2014 was primarily due to higher salaries and benefits associated with increased headcount as of June 30, 2015 as compared to June 30, 2014.

Rig termination expense was $0.4 million for the three months ended June 30, 2015 resulting from the early termination of drilling contracts during the three months ended June 30, 2015. There were no rig termination costs for the three months ended June 30, 2014.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include exploration expense including impairment charges, accretion of asset retirement obligation expense, gain on sale of assets and brokered natural gas and marketing expense. The following table details our other operating expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$10,795	$—	$10,795
Exploration	6,243	9,295	(3,052)
Accretion of asset retirement obligations	399	191	208
Gain on sale of assets	(5,553)	—	(5,553)

Brokered natural gas and marketing expense was $10.8 million for the three months ended June 30, 2015. The Company did not have any brokered natural gas and marketing expense for the three months ended June 30, 2014. Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.

Exploration expense decreased to $6.2 million in the three months ended June 30, 2015 compared to $9.3 million in the three months ended June 30, 2014. The decrease was primarily due to lower delay rental payments. The following table details our exploration-related expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014
Exploration Expenses (in thousands):
Geological and geophysical	$15	$290	$(275)
Delay rentals	1,784	5,237	(3,453)
Impairment of unproved properties	4,420	3,666	754
Dry hole	24	102	(78)

	$6,243	$9,295	$(3,052)

Impairment of unproved properties was $4.4 million for the three months ended June 30, 2015 compared to $3.7 million for the three months ended June 30, 2014. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Accretion of asset retirement obligations was $0.4 million in the three months ended June 30, 2015, compared to $0.2 million in three months ended June 30, 2014. The increase in accretion expense primarily relates to the increase in the asset retirement obligations associated with the increase in the number of producing wells in the three months ending June 30, 2015.

Gain on sale of assets was $5.6 million in the three months ended June 30, 2015, compared to $0 in the three months ended June 30, 2014. The increase in the gain on sale of assets is related to the sale of a central processing facility and certain pipelines during the three months ended June 30, 2015.

Other Income (Expense)

Gain (loss) on derivative instruments was ($3.5) million for the three months ended June 30, 2015 compared to ($0.9) million for the three months ended June 30, 2014. Cash receipts (payments) were approximately $8.5 million and ($0.8) million for derivative instruments that settled during the three months ended June 30, 2015 and June 30, 2014, respectively.

Interest expense, net was $14.4 million for the three months ended June 30, 2015 compared to $11.6 million for three months ended June 30, 2014. The increase in interest expense was due to the increase in the principal balance of our Senior PIK Notes.

Income tax benefit (expense) was $16.4 million for the three months ended June 30, 2015 compared to income tax expense of ($94.5) million for the three months ended June 30, 2014. The income tax benefit for the three months ended June 30, 2015 was due to pre-tax loss incurred during the three months ended June 30, 2015. The income tax expense for the three months ended June 30, 2014 was primarily related to a charge to record the initial impact of the change in our tax status as a result of the corporate reorganization.

Six months Ended June 30, 2015 Compared to Six months Ended June 30, 2014

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014
Revenues (in thousands):
Natural gas sales	$54,584	$24,025	$30,559
NGLs sales	17,127	6,904	10,223
Oil sales	39,887	20,814	19,073

Total revenues	$111,598	$51,743	$59,855

Our production grew by approximately 25.2 Bcfe for the six months ended June 30, 2015 over the same period in 2014, as we placed new wells into production, partially offset by natural decline. Our production for the six months ended June 30, 2015 and 2014 is set forth in the following table:

	Six Months Ended June 30,		Change
	2015	2014
Production:
Natural gas (MMcf)	20,251.2	5,205.5	15,045.7
NGLs (Mbbls)	1,077.2	122.4	954.8
Oil (Mbbls)	953.6	221.0	732.6
Total (MMcfe)	32,436.0	7,265.9	25,170.1
Average daily production volume:
Natural gas (Mcf/d)	111,885	28,760	83,125
NGLs (Bbls/d)	5,951	676	5,275
Oil (Bbls/d)	5,269	1,221	4,048
Total (Mcfe/d)	179,204	40,143	139,061

Our average realized price (including all derivative settlements and third-party firm transportation costs) received during the six months ended June 30, 2015 was $3.73 per Mcfe compared to $6.77 per Mcfe in the six months ended June 30, 2014. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales prices (excluding cash settled derivatives) does not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales prices (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the six months ended June 30, 2015 and 2014 are shown below:

	For the Six Months Ended June 30,
	2015	2014	Change
Average Sales Price (excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.70	$4.62	$(1.92)
NGLs ($/Bbl)	15.90	56.41	(40.51)
Oil ($/Bbl)	41.83	94.19	(52.36)
Total average prices ($/Mcfe)	3.44	7.12	(3.68)

Average Sales Price (including cash settled derivatives)
Natural gas ($/Mcf)	$3.37	$4.16	$(0.79)
NGLs ($/Bbl)	15.90	56.41	(40.51)
Oil ($/Bbl)	42.56	94.19	(51.63)
Total average prices ($/Mcfe)	3.89	6.79	(2.90)

Average Sales Price (including firm transportation)
Natural gas ($/Mcf)	$2.44	$4.59	$(2.15)
NGLs ($/Bbl)	15.90	56.41	(40.51)
Oil ($/Bbl)	41.83	94.19	(52.36)
Total average prices ($/Mcfe)	3.28	7.10	(3.82)

Average Sales Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$3.12	$4.13	$(1.01)
NGLs ($/Bbl)	15.90	56.41	(40.51)
Oil ($/Bbl)	42.56	94.19	(51.63)
Total average prices ($/Mcfe)	3.73	6.77	(3.04)

Brokered natural gas and marketing revenue was $6.7 million for the six months ended June 30, 2015. The Company did not have any brokered natural gas and marketing revenue for the six months ended June 30, 2014. Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014
Operating expenses (in thousands):
Lease operating	$6,935	$4,434	$2,501
Transportation, gathering and compression	35,085	3,853	31,232
Production and ad valorem taxes	5,178	1,055	4,123
Depreciation, depletion and amortization	103,073	21,984	81,089
General and administrative	24,660	16,823	7,837
Rig termination	7,423	—	7,423
Operating expenses per Mcfe:
Lease operating	$0.21	$0.61	$(0.40)
Transportation, gathering and compression	1.08	0.53	0.55
Production, severance and ad valorem taxes	0.16	0.15	0.01
Depreciation, depletion and amortization	3.18	3.03	0.15
General and administrative	0.76	2.32	(1.56)
Rig termination	0.22	—	0.22

Lease operating expense was $6.9 million in the six months ended June 30, 2015 compared to $4.4 million in the six months ended June 30, 2014. The increase of $2.5 million is attributable to an increase in the number of producing wells during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs. We experience increases in operating expenses as we add new wells and manage existing properties.

Transportation, gathering and compression expense was $35.1 million during the six months ended June 30, 2015 compared to $3.9 million in the six months ended June 30, 2014. These third party costs were higher in the six months ended June 30, 2015 due to our production growth where we have third party gathering and compression agreements and increased processing costs associated with our higher liquids production. The following table details our transportation, gathering and compression expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$10,868	$2,308	$8,560
Processing and fractionation	13,446	1,159	12,287
Liquids transportation and stabilization	4,537	145	4,392
Marketing	1,115	92	1,023
Firm transportation	5,119	149	4,970

	$35,085	$3,853	$31,232

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $5.2 million in the six months ended June 30, 2015 compared to $1.1 million in the six months ended June 30, 2014. Production and ad valorem taxes increased from the six months ended June 30, 2014 to the six months ended June 30, 2015 due to an increase in production volumes subject to production taxes.

Depreciation, depletion and amortization was approximately $103.1 million in the six months ended June 30, 2015 compared to $22.0 million in the six months ended June 30, 2014. The increase in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 is due to the increase in production during the six months ended June 30, 2015. On a per Mcfe basis, DD&A increased to $3.18 in the six months ended June 30, 2015 from $3.03 in the six months ended June 30, 2014, which was predominantly driven by a higher depletion rate. The increase in depletion rate during the six months ended June 30, 2015 was due to total proved reserves (the denominator) increasing at a lower rate than production (the numerator) over the period.

General and administrative expense was $24.7 million for the six months ended June 30, 2015 compared to $16.8 million for the six months ended June 30, 2014. The increase of $7.9 million during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 is primarily due to higher salaries and benefits associated with increased headcount as of June 30, 2015 as compared to June 30, 2014.

Rig termination expense was $7.4 million for the six months ended June 30, 2015 resulting from the early termination of drilling contracts during the six months ended June 30, 2015. There were no rig termination costs for the six months ended June 30, 2014.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include exploration expense including impairment charges, accretion of asset retirement obligation expense, gain on sale of assets, brokered natural gas and marketing expense and gain on reduction of pension obligations. The following table details our other operating expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$10,795	$—	$10,795
Exploration	19,696	13,840	5,856
Accretion of asset retirement obligations	785	377	408
Gain on sale of assets	(5,473)	—	(5,473)
Gain on reduction of pension obligations	—	(2,208)	2,208

Brokered natural gas and marketing expense was $10.8 million for the six months ended June 30, 2015. The Company did not have any brokered natural gas and marketing expense for the six months ended June 30, 2014. Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties in excess of production volumes.

Exploration expense increased to $19.7 million in the six months ended June 30, 2015 compared to $13.8 million in the six months ended June 30, 2014. The increase was primarily due to lease expirations costs and delay rental payments. The following table details our exploration-related expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014
Exploration Expenses (in thousands):
Geological and geophysical	$131	$359	$(228)
Delay rentals	13,492	9,686	3,806
Impairment of unproved properties	6,044	3,666	2,378
Dry hole	29	129	(100)

	$19,696	$13,840	$5,856

Impairment of unproved properties was $6.0 million for the six months ended June 30, 2015 compared to $3.7 million for the six months ended June 30, 2014. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Accretion of asset retirement obligations was $0.8 million in the six months ended June 30, 2015, compared to $0.4 million in six months ended June 30, 2014. The increase in accretion expense primarily relates to the increase in the asset retirement obligations associated with the increase in the number of producing wells in the six months ended June 30, 2015.

Gain on sale of assets was $5.5 million in the six months ended June 30, 2015, compared to $0 in the six months ended June 30, 2014. The increase in the gain on sale of assets is related to the sale of a central processing facility and certain pipelines during the three months ended June 30, 2015.

Gain on reduction of pension obligations was $2.2 million in the six months ended June 30, 2014. Effective June 30, 2014, we froze the benefit accruals related to the defined benefit pension plan assumed in the Oxford Acquisition, which was completed during fiscal 2013. The Company did not have a gain on reduction of pension obligations for the six months ended June 30, 2015.

Other Income (Expense)

Gain (loss) on derivative instruments was $7.8 million for the six months ended June 30, 2015 compared to a loss of ($4.5) million for the six months ended June 30, 2014. Cash receipts (payments) were approximately $14.4 million and ($2.2) million for derivative instruments that settled during the six months ended June 30, 2015 and June 30, 2014, respectively.

Interest expense, net was $28.4 million for the six months ended June 30, 2015 compared to $25.3 million for six months ended June 30, 2014. The increase in interest expense was due to the increase in the principal balance of our Senior PIK Notes.

Income tax benefit (expense) was $34.0 million for the six months ended June 30, 2015 compared to income tax expense of ($94.5) million for the six months ended June 30, 2014. The income tax benefit for the six months ended June 30, 2015 was due to pre-tax loss incurred during the six months ended June 30, 2015. The income tax expense for the six months ended June 30, 2014 was primarily related to a charge to record the initial impact of the change in our tax status as a result of the corporate reorganization.

Cash Flows, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices. Our cash flows from operations also are impacted by changes in working capital. Short-term liquidity needs are satisfied by our operating cash flow, proceeds from asset sales, borrowings under our Revolving Credit Facility and proceeds from issuances of debt and equity securities.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net cash provided by (used in) operations in the six months ended June 30, 2015 was $49.5 million compared to ($16.1) million in the six months ended June 30, 2014. The increase in cash provided from operating activities reflects an increase in production, partially offset by higher operating costs. Net cash provided from operations is also affected by working capital changes and the timing of cash receipts and disbursements.

Net cash used in investing activities in the six months ended June 30, 2015 was $291.9 million compared to $268.9 million in the six months ended June 30, 2014.

During the six months ended June 30, 2015, we:

•	spent $327.9 million on capital expenditures for oil and natural gas properties;

•	spent $1.3 million on property and equipment; and

•	received $37.3 million of proceeds relating to the sale of gathering facilities and equipment.

During the six months ended June 30, 2014, we:

•	spent $269.7 million on capital expenditures; and

•	received $0.8 million related to the acquisition of Eclipse Operating.

Net cash provided by financing activities in the six months ended June 30, 2015 decreased to $432.4 million compared to $668.9 million in the six months ended June 30, 2014.

During the six months ended June 30, 2015, we:

•	issued shares of common stock in a private placement transaction for proceeds to us totaling approximately $434.2 million, net of $5.7 million of issuance costs.

During the six months ended June 30, 2014, we:

•	issued shares of common stock in our IPO for proceeds to us totaling approximately $545.4 million, net of $4.6 million of IPO costs; and

•	received capital contributions of $124.7 million from private equity funds managed by EnCap and investment funds controlled by certain members of our management prior to the IPO.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, asset sales, borrowings under our Revolving Credit Facility and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We periodically review capital expenditures and adjust our budget based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices.

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

Credit Arrangements

Long-term debt at June 30, 2015, excluding discount, totaled $437.3 million and at December 31, 2014 totaled $422.5 million, consisting of our Senior PIK Notes. The Company redeemed all of the outstanding Senior PIK Notes on July 13, 2015 for approximately $510.7 million, including outstanding principal balance, a make-whole premium and accrued interest. (See Note 7—Debt).

The Indenture governing our Senior PIK Notes imposed limitations on the payment of dividends and other restricted payments (as defined in the Indenture). The Indenture also contains customary covenants relating to debt incurrence, working capital, dividends and financial ratios. We were in compliance with all covenants at June 30, 2015 and December 31, 2014.

At our option, for the first 2 semi-annual interest payments following the date the notes were first issued, interest was payable by increasing the principal amount of the Senior PIK Notes (“PIK interest”) or in cash. At our option, the subsequent four semi-annual interest payments thereafter were payable in the form of 6.0% per annum in cash and 7.0% per annum in PIK interest or all in cash. Thereafter, interest could only be paid as cash interest.

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 (“the Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, we received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which we used approximately $510.7 million to finance the redemption of all of our outstanding 12.0% Senior PIK notes due 2018. We intend to use the remaining net proceeds to fund our capital expenditure plan and for general corporate purposes. (See Note 7—Debt).

In February 2014, we entered into our $500 million Revolving Credit Facility which was amended and restated on January 12, 2015, and which matures on January 15, 2018 and includes customary affirmative and negative covenants. As of December 31, 2014, the borrowing base was $100 million and we had no outstanding borrowings. In March 2015, we had a redetermination of the borrowing base under the Revolving Credit Facility, which increased the borrowing base to $125 million. After giving effect to our outstanding letters of credit issued, totaling $27.8 million, we had available borrowing capacity under our Revolving Credit Facility of $97.2 million at June 30, 2015. The borrowing base under our Revolving Credit Facility is scheduled to be redetermined semi-annually (in April and October).

The Revolving Credit Facility was further amended and restated on June 11, 2015 and became effective upon the issuance of the Notes. Among other things, pursuant to the Amended Credit Agreement, the Company assumed all of the rights and obligations of Eclipse I as the borrower under the Existing Credit Agreement. Furthermore, the Amended Credit Agreement allowed for the issuance of the Notes and provided that the Company would not incur an immediate reduction in borrowing base under its Revolving Credit Facility as a result of the issuance of the Notes. Accordingly, the borrowing base under the Company’s revolving credit facility immediately following the issuance of the Notes remained at $125.0 million until the next redetermination date (which is scheduled to occur by October 2015).

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of June 30, 2015, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	62,500	July 2015—December 2015	$3.78
	25,000	January 2016—December 2016	$3.66
	7,000	July 2015—October 2015	$2.84
Natural Gas Three-way Collar:
Floor purchase price (put)	15,000	July 2015—December 2015	$3.60
Ceiling sold price (call)	15,000	July 2015—December 2015	$3.80
Floor sold price (put)	15,000	July 2015—December 2015	$3.00
Natural Gas Put Options:
Put sold	16,800	July 2015—December 2015	$3.35
Put sold	16,800	July 2015—October 2015	$2.87
Put purchased	16,800	July 2015—October 2015	$3.35
Put sold	16,800	January 2016—December 2016	$2.75
Basis Swaps:
	25,000	July 2015—October 2015	$(1.21)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Collar:
Floor purchase price (put)	3,000	July 2015—February 2016	$55.00
Ceiling sold price (call)	3,000	July 2015—February 2016	$61.40
Oil Three-way Collar:
Floor purchase price (put)	1,000	March 2016—December 2016	$60.00
Ceiling sold price (call)	1,000	March 2016—December 2016	$70.10
Floor sold price (put)	1,000	March 2016—December 2016	$45.00

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal and Key Bank NA. We believe both institutions currently are an acceptable credit risk. As of June 30, 2015, we did not have any past due receivables from counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at June 30, 2015. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $4.6 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $5.1 million. A hypothetical 10 percent decrease in future oil prices would increase future earnings related to derivatives by $4.3 million. Similarly, a hypothetical 10 percent increase in future oil prices would decrease future earnings related to derivatives by $4.8 million.

Subsequent to June 30, 2015, we entered into the following derivative instruments to mitigate our exposure to natural gas prices:

Natural Gas:	(MMBtu/d)	Production Period	Weighted Average Price ($/MMbtu)
Natural Gas Collar:
Floor purchase price (put)	30,000	January 2016—December 2017	$3.00
Ceiling sold price (call)	30,000	January 2016—December 2017	$3.50

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. During the six months ended June 30, 2015, costs incurred for drilling projects were $195.2 million, compared to $259.8 million for the six months ended June 30, 2014. There were no significant acquisitions of mineral properties in the six months ended June 30, 2015 and 2014. Our fiscal 2015 capital program, excluding acquisitions, was funded by net cash flow from operations, proceeds from asset sales and proceeds from the issuances of common stock.

As a result of the current pricing environment, we reduced our 2015 capital expenditure budget (excluding acquisitions, other than leasehold acquisitions) from $640 million to $352 million. This represents a 45% reduction from our initial 2015 capital budget and a 57% decrease from our 2014 capital expenditures. We expect to fund our capital expenditures for 2015 with cash generated by operations, borrowings under our Revolving Credit Facility, proceeds from asset sales, the remaining proceeds from the private placement of common stock that we completed in January 2015, a portion of the proceeds from the issuance of our Notes and proceeds from additional debt or equity offerings. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets.

Capitalization

As of June 30, 2015 and December 31, 2014, our total debt, excluding debt discount, and capitalization were as follows (in millions):

	June 30, 2015	December 31, 2014
Senior PIK Notes	$437.3	$422.5
Stockholders’ equity	1,513.0	1,152.7

Total capitalization	$1,950.3	$1,575.2

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of June 30, 2015 and December 31, 2014, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our condensed consolidated balance sheet at June 30, 2015 reflects accrued interest payable of $26.3 million, compared to $25.2 million as of December 31, 2014.

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

Interest Rates

At June 30, 2015, we had $437.3 million as compared to $422.5 million as of December 31, 2014, of Senior PIK Notes outstanding, excluding discounts, which bore interest at a fixed cash interest rate of 12.0% and was due semi-annually from the date of issuance. At our option, the first two interest payments were payable in PIK Interest at a 13% per annum interest rate. Also at our option, the subsequent four semi-annual interest payments thereafter were payable in the form of 6.0% per annum in cash and 7.0% per annum in PIK Interest. Thereafter (subsequent to the sixth semi-annual interest payment), interest was only payable in cash at a 12.0% per annum interest rate.

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 (“the Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, we received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which we used approximately $510.7 million to finance the redemption of all of our outstanding Senior PIK Notes on July 13, 2015. We intend to use the remaining net proceeds to fund our capital expenditure plan and for general corporate purposes.

In February 2014, we entered into a $500 million senior secured revolving bank credit facility which was amended and restated on January 12, 2015, and further amended and restated on June 11, 2015 and matures in 2018. Borrowings under our Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject semiannual redeterminations. At December 31, 2014, the borrowing base was $100 million and we had no outstanding borrowings. In March 2015, we had a redetermination of the borrowing base, which increased the borrowing base to $125 million as of June 30, 2015. After giving effect to our outstanding letters of credit issued by the Company, totaling $27.8 million, we had available borrowing capacity under our Revolving Credit Facility of $97.2 million at June 30, 2015.

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

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Net loss	$(41,970)	$(112,648)	$(76,073)	$(131,099)
Depreciation, depletion & amortization	60,641	9,957	103,073	21,984
Exploration expense	6,243	9,295	19,696	13,840
Rig contract termination	366	—	7,423	—
Stock-based compensation	1,410	27	2,157	56
Accretion of asset retirement obligations	399	191	785	377
Gain on reduction of pension obligations	—	—	—	(2,208)
(Gain) loss on derivative instruments	3,523	863	(7,848)	4,474
Net cash received (paid) on derivative instruments	8,457	(790)	14,422	(2,231)
Net cash paid for option premium	—	(141)	—	(141)
Interest expense	14,401	11,618	28,422	25,254
Gain on sale of assets	(5,553)	—	(5,473)	—
Other income	2	(1,585)	(400)	(1,585)
Income tax (benefit) expense	(16,412)	94,541	(33,991)	94,541

Adjusted EBITDAX	$31,507	$11,328	$52,193	$23,262

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

Interest Rate Risk

At June 30, 2015, the cash interest rate with respect to our $437.3 million of Senior PIK Notes was fixed at 12.0%, and was due semi-annually from the date of issuance.

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 (“the Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

We will be exposed to interest rate risk in the the future if we draw on our Revolving Credit Facility. Interest on outstanding borrowings under our Revolving Credit Facility will accrue based on, at our option, LIBOR or the alternate base rate, in each case, plus an applicable margin that is determined based on our utilization of commitments under our Revolving Credit Facility. As of June 30, 2015, the borrowing base was $125 million and we had no outstanding borrowings. After giving effect to our outstanding letters of credit, totaling $27.8 million, we had available borrowing capacity under the Revolving Credit Facility of $97.2 million at June 30, 2015.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production which we market to energy companies, end users and refineries, and joint interest receivables.

We are exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to periodic review. We have not experienced any issues of nonperformance by derivative counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2015, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 12—Commitments and Contingencies,” located in the Notes to the Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

August 14, 2015	ECLIPSE RESOURCES CORPORATION (Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt,
Chairman, President and Chief Executive Officer

/s/ Matthew R. DeNezza
Matthew R. DeNezza,
Executive Vice President and Chief Financial Officer

ECLIPSE RESOURCES CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

3.2	Amended and Restated Bylaws of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

4.1	Stockholders Agreement, dated June 25, 2014, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P. and Eclipse Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014).

4.2	Amended and Restated Registration Rights Agreement, dated January 28, 2015, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., Eclipse Management, L.P., Buckeye Investors L.P., GSO Capital Opportunities Fund II (Luxembourg) S.à.r.l., Fir Tree Value Master Fund, L.P., Luxor Capital Partners, LP and Luxor Capital Partners Offshore Master Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

10.1	Second Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2015).

10.2	Purchase Agreement, dated as of June 19, 2015, by and among Eclipse Resources Corporation, the subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.