Form 10-K
period 2015-12-31
Eclipse Resources Corp
filed 2016-03-04
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the most recently completed second fiscal quarter, was approximately $253 million.

Number of shares of the registrant’s common stock outstanding at March 3, 2016: 222,931,947 shares.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and income or losses, projected costs and capital expenditures, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “will,” “plan,” “would,” “could,” “endeavor,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are or were, when made, based on current expectations and assumptions about future events and are or were, when made based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A. Risk Factors” of this Annual Report.

Forward-looking statements may include statements about, among other things:

•	realized prices for natural gas, natural gas liquids (“NGLs”) and oil and the volatility of those prices;

•	write-downs of our natural gas and oil asset values due to declines in commodity prices;

•	our business strategy;

•	our reserves;

•	general economic conditions;

•	our financial strategy, liquidity and capital required for developing our properties and the timing related thereto;

•	the timing and amount of our future production of natural gas, NGLs and oil;

•	our hedging strategy and results;

•	future drilling plans;

•	competition and government regulations, including those related to hydraulic fracturing;

•	the anticipated benefits under our commercial agreements;

•	pending legal matters relating to our leases;

•	marketing of natural gas, NGLs and oil;

•	leasehold and business acquisitions;

•	leasehold terms expiring before production can be established;

•	the costs, terms and availability of gathering, processing, fractionation and other midstream services;

•	credit markets;

•	uncertainty regarding our future operating results, including initial production rates and liquids yields in our type curve areas; and

•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to, legal and environmental risks, drilling and other operating risks, regulatory changes, commodity price volatility and the recent significant decline of the price of natural gas, NGLs and oil, inflation, lack of availability of drilling, production and processing equipment and services, counterparty credit risk, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, risks associated with our level of indebtedness, the timing of development expenditures, and the other risks described in “Item 1A. Risk Factors” of this Annual Report.

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

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect new information obtained or events or circumstances that occur after the date of this Annual Report.

Commonly Used Defined Terms

As used in this Annual Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Eclipse,” “Eclipse Resources,” the “Company,” “we,” “our,” “us” and like terms refer collectively to Eclipse Resources Corporation and its consolidated subsidiaries, including Eclipse Resources I, LP, Eclipse Resources-Ohio, LLC, and Eclipse Resources Operating, LLC;

•	“Eclipse I” refers to Eclipse Resources I, LP, which is our predecessor for accounting purposes, and its consolidated subsidiaries;

•	“Eclipse Holdings” refers to Eclipse Resources Holdings, LP;

•	“Eclipse Operating” refers to Eclipse Resources Operating, LLC, which is our predecessor management company acquired as part of the reorganization completed at the time of IPO;

•	“EnCap” refers to EnCap Investments LP;

•	“Oxford” or “The Oxford Oil Company” refers to The Oxford Oil Company. Immediately prior to the Company’s acquisition of Oxford, Oxford merged into Eclipse Resources-Ohio LLC;

Glossary of Oil and Natural Gas Terms and Companies

•	“Antero Resources” refers to Antero Resources Corporation;

•	“Bbl” A standard barrel containing 42 U.S. gallons;

•	“Bbls/d” Bbls per day;

•	“Bcfe” refers to one billion cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids;

•	“Blue Racer” refers to Blue Racer Midstream, LLC;

•	“Boe” One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil;

•	“Btu” One British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit;

•	“Completion” The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency;

•	“Condensate” or “Condensate Window” refers to “Very Rich Condensate”, “Rich Condensate”, and “Lean Condensate” areas;

•	“Condensate/Rich Gas” refers to the area in which we expect Utica Shale wells to produce a natural gas having a heat content of approximately 1,265 Btu, with an initial condensate yield of approximately 60 barrels per MMcf of natural gas produced;

•	“Developed acreage” refers to the number of acres that are allocated or assignable to productive wells or wells capable of production;

•	“Differential” An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas;

•	“Dry Gas” or “Dry Gas Window” refers to both the “Dry Gas West”, “Dry Gas Central”, and “Dry Gas East” areas;

•	“Dry Gas East” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content of less than approximately 1,025 Btu with a negligible initial condensate yield;

•	“Dry Gas Central” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content of between 1,025 Btu and 1,100 Btu with negligible initial condensate yield;

•	“Dry Gas West” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content of between 1,100 Btu and 1,170 Btu with a minimal initial condensate yield;

•	“Dth” is a thermal unit, and is equal to one million Btus;

•	“Dry hole” or “dry well” A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes;

•	“Eureka Hunter” refers to Eureka Hunter Pipeline LLC, a subsidiary of Magnum Hunter Resources Corporation;

•	“Exploration” A development or other project that may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects;

•	“Field” An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations;

•	“Formation” A layer of rock that has distinct characteristics that differs from nearby rock;

•	“Gross acres” or “gross wells” The total acres or wells, as the case may be, in which a working interest is owned;

•	“Horizontal drilling” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval;

•	“Identified drilling locations” refers to total gross (net) resource play locations that we may be able to drill on our existing acreage. Actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, natural gas and oil prices, costs, drilling results and other factors;

•	“Lean Condensate” refers to the area in which we general expect Utica Shale wells to produce a natural gas having a heat content of approximately 1,287 Btu, with an initial condensate yield of approximately 150 barrels per MMcf of natural gas produced;

•	“Marcellus Area” or “Our Marcellus Project Area” refers to both the “Marcellus East” and the “Marcellus West” areas;

•	“Marcellus East” refers to the area in which we generally expect Marcellus Shale wells to produce a natural gas having a heat content of approximately 1,300 Btu, with an initial condensate yield of approximately 100 barrels per MMcf of natural gas produced;

•	“Marcellus West” refers to the area in which we generally expect Marcellus Shale wells to produce a natural gas having a heat content of approximately 1,400 Btu, with an initial condensate yield of approximately 200 barrels per MMcf of natural gas produced;

•	“MBbl” One thousand barrels;

•	“MBoe” One thousand Boe;

•	“Mcf” One thousand cubic feet;

•	“Mcfe” refers to one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs;

•	“Mcf/d” Mcfs per day;

•	“MMBbls” One million barrels;

•	“MMBoe” One million Boe;

•	“MMBtu” One million British thermal units;

•	“MMcf” One million cubic feet;

•	“MMcfe” refers to one million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs;

•	“Net acres” refers to the amount of leased real estate that a petroleum and/or natural gas company has a true working interest in. Net acres express actual percentage interest when a company shares its working interest with another company; the total acreage under lease by a company is referred to as gross acres. Net acres account for the Company’s percentage interest, multiplied by the gross acreage. If a company holds the entire working interest, its net acreage and gross acreage will be the same;

•	“Net production” Production that is owned by us less royalties and production due others;

•	“NGLs” Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as liquefied petroleum gas and natural gasoline;

•	“NYMEX” The New York Mercantile Exchange;

•	“Operator” The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease;

•	“Plugging” The sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface;

•	“Productive well” refers to a well that is expected to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceeds production expenses and taxes;

v

•	“Prospect” refers to a geological feature mapped as a location or probable location of a commercial oil and/ or gas accumulation. A prospect is defined as a result of geophysical and geological studies allowing the identification and quantification of uncertainties, probabilities of success, estimates of potential resources and economic viability;

•	“Proved undeveloped reserves” refers to proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion;

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

•	“PV-10” refers to, when used with respect to natural gas and oil reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, future development and abandonment costs, using sales prices used in estimating proved oil and gas reserves and costs in effect at the determination date, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC;

•	“Realized price” The cash market price less all expected quality, transportation and demand adjustments;

•	“Reservoir” A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs;

•	“Rich Condensate” or “Rich Condensate Window” refers to the area in which we generally expect Utica Shale wells to produce a natural gas having a heat content of approximately 1,300 Btu, with an initial condensate yield of approximately 200 barrels per MMcf of natural gas produced;

•	“Rich Gas” or “Rich Gas Window” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content of approximately 1,200 Btu, with an initial condensate yield of approximately 15 barrels per MMcf of natural gas produced;

•	“SEC” The United States Securities and Exchange Commission;

•	“Spacing” refers to the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies;

•	“Spot market price” The cash market price without reduction for expected quality, transportation and demand adjustments;

•	“Standardized measure” refers to discounted future net cash flows estimated by applying sales prices used in estimating proved oil and gas reserves to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the natural gas and oil properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate;

•	“Undeveloped acreage” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves;

•	“Unit” The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement;

•	“Very Rich Condensate” refers to the area in which we generally expect Utica Shale wells to produce a natural gas having a heat condensate greater than 1,300 Btu, with an initial condensate yield of approximately 250 to 300 barrels per MMcf of natural gas produced;

•	“Wellbore” refers to the hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole;

•	“Working interest” The right granted to the lessee of a property to explore for and to produce and own oil, natural gas or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty or carried basis;

•	“WTI” West Texas Intermediate;

•	The terms “development project,” “development well,” “exploratory well,” “proved developed reserves,” “proved reserves” and “reserves” are defined by the SEC;

Items 1 and 2. Business and Properties

Our Company

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of December 31, 2015, we had assembled an acreage position approximating 220,000 net acres in Eastern Ohio.

We are the operator of approximately 85% of our net acreage within the Utica Core Area and Our Marcellus Project Area. As of December 31, 2015, we had identified approximately 2,450 gross (594 net) remaining horizontal drilling locations across our acreage, comprised of 453 locations within the Utica Core Area and 141 locations within Our Marcellus Project Area. As of December 31, 2015, we and our operating partners had commenced drilling 208 gross wells within the Utica Core Area and 3 gross wells within Our Marcellus Project Area. We intend to focus on developing our substantial inventory of horizontal drilling locations and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

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

Across the Utica Core Area, the eastern boundary is more thermally mature and expected to produce dry gas, while the western boundary is less thermally mature and expected to produce a greater proportion of condensate and NGLs in addition to natural gas. We classify our acreage between these boundaries as being prospective for Dry Gas, Rich Gas, or Condensate. We expect Our Marcellus Project Area to produce a significant proportion of condensate and NGLs in addition to natural gas. Additionally, we own approximately 118,000 net acres (which are approximately 88% held by production) outside of the Utica Core Area that may be prospective for the oil window of the Utica Shale.

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

As of December 31, 2015, we had approximately 102,000 net acres in the Utica Shale in Eastern Ohio within the Utica Core Area. Across the Utica Core Area, the eastern boundary is more thermally mature and expected to produce dry gas, while the western boundary is less thermally mature and expected to produce a greater proportion of condensate and NGLs in addition to natural gas. As of December 31, 2015, we and our operating partners had turned to sales 168 gross (66.1 net) wells within the Utica Core Area.

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

As of December 31, 2015, we had approximately 28,000 net acres in the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as Our Marcellus Project Area. The reservoir underlying this acreage is less thermally mature than the Marcellus Shale in Southwestern Pennsylvania, and consequently, we believe natural gas production from this area will yield significant NGLs and condensate. As of December 31, 2015, we have participated in 3 gross (1.7 net) wells within Our Marcellus Project Area.

Activity

Through December 31, 2015, we, or our operating partners, had commenced drilling 208 gross wells within the Utica Core Area and Our Marcellus Project Area, which are summarized below:

	Operated Gross Wells				Non-Operated Gross Wells
Type Curve Area	Producing to Sales	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling	Producing to Sales	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling
Very Rich Condensate	—	—	—	—	2	—	—	—
Rich Condensate	—	—	2	5	—	—	—	—
Lean Condensate	36	—	19	—	32	3	—	—
Condensate/Rich Gas	—	—	—	—	33	—	—	—
Rich Gas	—	—	—	—	3	—	—	—
Dry Gas West	5	—	—	—	40	—	5	—
Dry Gas East	12	—	2	1	5	—	—	—

Total Utica Core Area	53	—	23	6	115	3	5	—

Marcellus West	1	—	—	—	—	—	—	—
Marcellus East	—	—	—	—	2	—	—	—

Our Marcellus Project Area	1	—	—	—	2	—	—	—

Total	54	—	23	6	117	3	5	—

As of December 31, 2015, our estimated proved reserves were 348.8 Bcfe, or 58.1 MMBoe, a decrease of 2% from December 31, 2014 reserves of 355.8 Bcfe, or 59.3 MMBoe, based on reserve reports prepared by Netherland, Sewell & Associates, Inc., or NSAI, our independent petroleum engineers. As of December 31, 2015, our estimated proved reserves were approximately 79% natural gas, 13% NGLs and 8% oil, and approximately 80% were proved developed reserves. The following table provides information regarding our proved reserves as of December 31, 2015, 2014, and 2013:

	Estimated Total Proved Reserves
	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Total (Bcfe)	Total (MMBoe)	% Liquids	% Developed
December 31, 2013	2.4	1.9	52.3	78.5	13.1	33.3%	56.7%
December 31, 2014	5.7	10.9	256.3	355.8	59.3	28.0%	55.3%
December 31, 2015	4.7	7.8	274.1	348.8	58.1	21.4%	79.8%

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

The following table illustrates the firm transportation and sales volumes associated with our operated assets:

Firm Sales & Transportation	Start Date	Term	Volume (Dth/d)	Market
Firm Sales	November 2015	Various	Up to 55,000	Midwest
TETCO	April 2015	9.5 years	75,000	Gulf Coast, Midwest, and M3
Rockies Express/ANR	June 2015	17 months	50,000	Midwest
TCO	November 2016	15 years	205,000	TCO Pool
Energy Transfer	April 2017	15 years	100,000	Gulf Coast
Energy Transfer	November 2017	15 years	50,000	Canada

In March 2014, we entered into a 20 year contract with Shell Chemical, LP (“Shell Chemical”) for the sale of ethane to Shell Chemical’s proposed Appalachian cracker project in Monaca, Pennsylvania. Under the terms of the contract, we would sell to Shell Chemical, at a minimum, all of our “Must Recover Ethane” (i.e., 30% of total recoverable ethane) at Blue Racer’s fractionation facility near Natrium, West Virginia. The agreement provides for Shell Chemical to make a positive election during 2016 to keep the supply agreement in effect.

In August 2014, we entered into an agreement with EnLink Midstream Operating, LP (“Enlink Midstream”) for the marketing of our condensate and operation of our condensate stabilization facilities. Under the terms of the agreement, among other things, EnLink Midstream purchased two of our existing condensate stabilization facilities, and plans to construct and operate additional facilities to support our drilling program in the Utica Shale. This marketing agreement requires us to make minimum volume deliveries to the condensate stabilization facilities or shortfall payments. The following table illustrates the minimum volume commitments:

Term	Natural Gas (Mcf/d)	Term	Oil (Bbl/d)
January 2016 – November 2017	50,000	January 2016 – March 2018	3,000
December 2017 – June 2018	100,000	March 2018 – July 2018	6,000
June 2018 – June 2020	157,000	July 2018 – June 2020	10,052

The minimum commitments related to these volumes are reflected in our table of contractual obligations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Contractual Obligations.”

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

As of December 31, 2015, our firm transportation commitments through 2020 include:

Year ended December 31,	Volume of Natural Gas (MMBtu/d)	Volume of NGLs (Bbls/d)
2016	151,000	1,888
2017	364,000	10,373
2018	430,000	13,994
2019	430,000	11,628
2020	430,000	10,724

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

Recent Developments

Impairment of Oil and Gas Properties

As a result of the decline in commodity prices, we recognized impairment expenses relating to proved properties of $691.3 million for the year ended December 31, 2015 in the Utica Shale. For the year ended December 31, 2014, we recognized impairment expenses relating to proved properties of $34.9 million, related primarily to our Conventional properties. In addition, we recognized impairment expenses relating to unproved properties of $95.6 million and $5.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in impairment charges related to unproved properties during the year ended December 31, 2015 is the result of an increase in expected lease expirations due to the reduction in our planned future drilling activity due to the current pricing environment.

Issuance of 8.875% Senior Unsecured Notes Due 2023

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 (the “Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, we received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which we used approximately $510.7 million to finance the redemption of all of our outstanding 12.0% Senior PIK notes due 2018. We used the remaining net proceeds to fund our 2015 capital expenditure plan and for general corporate purposes.

Amendment to the Revolving Credit Facility

On February 24, 2016, we amended our Revolving Credit Facility to, among other things, adjust our quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to permit the sale of certain conventional properties. The amendment to the Revolving Credit Facility also increases the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and requires us to, within 60 days of the effectiveness of the amendment, execute and deliver additional mortgages on our oil and gas properties that include at least 90% of our proved reserves.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On February 26, 2016, we received a written notice from the New York Stock Exchange (the “NYSE”) that we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, which requires that the average closing price of a listed company’s common stock not be less than $1.00 over a consecutive 30 trading-day period (the “Minimum Share Price Listing Standard”). We intend to respond to the NYSE within 10 business days after our receipt of the notice, stating our intent to cure this deficiency.

Pursuant to Section 802.01C of the Listed Company Manual, we have six months from the date of receipt of the notice to regain compliance with the Minimum Share Price Listing Standard, and we can do so if, on the last trading day of any calendar month during such six-month period, we have (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. During the six-month period, our common stock will continue to be listed and traded on the NYSE, subject to compliance with the other listing standards, under the stock symbol “ECR” but with the added designation of “.BC” signifying that we are not currently in compliance with the NYSE’s continued listing standards.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Proved Reserves. Our historical proved reserve estimates were prepared by NSAI. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI does not own an interest in any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s proved reserve reports as of December 31, 2015, December 31, 2014 and December 31, 2013 are attached hereto as exhibits.

We maintain an internal staff of engineers and geoscience professionals who work closely with NSAI to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets. Our internal technical team members meet with NSAI periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information for our properties to NSAI, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Mark Spears, our Vice President, Reservoir Engineering, is primarily responsible for overseeing the preparation of all of our reserve estimates. Mr. Spears is an engineer with over 30 years of reservoir and operations experience and our geoscience staff has an average of approximately 10 years of industry experience per person.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical production data, which data is based on actual production as reported by us;

•	preparation of reserve estimates by Mr. Spears or under his direct supervision;

•	review by Mr. Spears of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new proved undeveloped reserves additions by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer;

•	direct reporting responsibilities by Mr. Spears to our Chief Operating Officer; and

•	verification of property ownership by our land department.

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

Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2015, December 31, 2014 and December 31, 2013 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties.

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

Summary of Natural Gas, NGLs and Oil Reserves. The following table presents our estimated net proved natural gas, NGLs and oil reserves as of December 31, 2015, December 31, 2014 and December 31, 2013, based on the proved reserve reports prepared by NSAI, our independent petroleum engineers, and such proved reserve reports have been prepared in accordance with the rules and regulations of the SEC. Our estimated proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December for the years 2015, 2014 and 2013. For oil and NGLs volumes, the average West Texas Intermediate spot price of $50.28 per barrel for December 31, 2015, $94.99 per barrel for December 31, 2014 and $96.91 per barrel for December 31, 2013, has been adjusted by property group for quality, transportation fees and regional price differentials. For gas volumes, the average Henry Hub spot price of $2.59 per MMBtu for December 31, 2015, $4.35 per MMBtu for December 31, 2014 and $3.67 per MMBtu for December 31, 2013 has been adjusted by property group for energy content, transportation fees and regional price differentials. All prices are held constant throughout the lives of the properties. All of our proved reserves are located in the United States. Copies of the proved reserve reports as of December 31, 2015, December 31, 2014 and December 31, 2013 prepared by NSAI with respect to our properties are included as exhibits this Annual Report on Form 10-K. Our estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

	2015	2014	2013
Proved Developed Reserves:
Natural gas (MMcf)	209,533.7	132,959.5	27,880.3
NGLs (MBbls)	7,245.7	6,758.6	1,056.2
Oil (MBbls)	4,239.2	3,880.9	1,708.1

Combined (MMcfe)	278,443.1	196,796.4	44,466.6
Proved Undeveloped Reserves:
Natural gas (MMcf)	64,527.1	123,350.4	24,464.1
NGLs (MBbls)	513.0	4,120.4	882.2
Oil (MBbls)	453.9	1,816.4	709.2

Combined (MMcfe)	70,328.6	158,971.5	34,012.0
Proved Reserves:
Natural Gas (MMcf)	274,060.8	256,309.9	52,344.4
NGLs (MBbls)	7,758.7	10,879.0	1,938.4
Oil (MBbls)	4,693.1	5,697.4	2,417.4

Combined (MMcfe)	348,771.7	355,767.9	78,478.6

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

Additional information regarding our proved reserves can be found in the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and the proved reserve reports as of December 31, 2015, 2014, and 2013, which are included as exhibits to this Annual Report on Form 10-K.

Proved Reserves Additions and Revisions

To maintain and grow production and cash flow, we must continue to develop existing proved reserves and locate or acquire new natural gas, NGLs and oil reserves. The following is a discussion of net proved reserves, reserve additions and revisions and future net cash flows from proved reserves.

	Natural Gas (MMcf)	NGLs (MBbls)	Oil (MBbls)	Total (MMcfe)
Proved Reserves:
December 31, 2012	2,956.1	177.0	386.0	6,334.2
Reserve revisions	2,645.0	52.1	(163.2)	1,978.4
Extensions and discoveries	41,215.5	1,710.6	1,323.3	59,419.0
Acquisition	6,646.6	—	958.5	12,397.6
Production	(1,118.8)	(1.3)	(87.2)	(1,650.2)

December 31, 2013	52,344.4	1,938.4	2,417.4	78,478.6
Reserve revisions	(12,091.2)	(739.7)	(462.6)	(19,305.3)
Extensions and discoveries	235,816.9	10,216.3	4,337.5	323,140.1
Production	(19,760.2)	(536.0)	(594.9)	(26,545.5)

December 31, 2014	256,309.9	10,879.0	5,697.4	355,767.9
Reserve revisions	(115,323.3)	(4,705.7)	(1,550.1)	(152,858.2)
Extensions and discoveries	182,551.8	4,035.7	2,496.3	221,744.4
Production	(49,477.6)	(2,450.3)	(1,950.5)	(75,882.4)

December 31, 2015	274,060.8	7,758.7	4,693.1	348,771.7

During the year ended December 31, 2015, we reduced proved reserves by 7.0 Bcfe, primarily due to the substantially lower commodity prices used in the calculation of reserves at December 31, 2015 compared to December 31, 2014. This decrease in proved reserves was comprised of 221.7 Bcfe of extensions, offset by 152.9 Bcfe of negative revisions and 75.9 Bcfe of production. The negative revisions consisted of 183.3 Bcfe of pricing revisions and 31.9 Bcfe of reserves reclassified to unproved because of a slower pace of development beyond the five-year development horizon, partially offset by positive revisions, which consisted of 22.3 Bcfe attributable to improved differentials, 8.2 Bcfe related to expense assumptions, and 31.8 Bcfe due to technical revisions. The 31.8 Bcfe of technical revisions were primarily due to improved well performance, which we believe were mainly due to improvements in well completion design and pressure managed production techniques.

Future Net Cash Flows. At December 31, 2015, 2014, and 2013 the PV-10 value of estimated future net cash flows from our proved reserves was $212.9 million, $509.4 million, and $155.3 million, respectively. These PV-10 values were calculated based on the unweighted average first-day-of-the-month oil and gas prices for the prior twelve months held flat for the life of the reserves.

The following table sets forth the estimated future net cash flows from our proved reserves (without giving effect to our commodity hedges), the present value of those net cash flows before income tax (PV-10) and the present value of those net cash flows after income tax (standardized measure):

	Year ended December 31,
(In thousands)	2015	2014	2013
Future net cash flows	$300,059	$792,091	$286,855
Present value of future net cash flows:
Before income tax (PV-10)	$212,865	$509,389	$155,295
Income taxes	—	(178,732)	—

After income tax (Standardized measure)	$212,865	$330,657	$155,295

PV-10 is a non-GAAP financial measure and generally differs from standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Prior to our Corporate Reorganization on June 24, 2014, we were not subject to entity level taxation, and therefore there was no difference between PV-10 and our standardized measure in this regard. However, as a result of our corporate reorganization, we are a corporation subject to federal income tax and our future income taxes will be dependent upon our future taxable income, and our calculation of standardized measure as of December 31, 2014 includes such tax inputs. Neither PV-10 nor standardized measure represents an estimate of the fair market value of our oil and natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2015 our proved undeveloped reserves were comprised of 453.9 MBbls of oil, 64,527.1 MMcf of natural gas and 513.0 MBbls of NGLs, for a total of 70,328.6 MMcfe. As of December 31, 2014, our proved undeveloped reserves were comprised of 1,816.4 MBbls of oil, 123,350.4 MMcf of natural gas and 4,120.4 MBbls of NGLs, for a total of 158,971.5 MMcfe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes our changes in PUDs during 2013, 2014 and 2015 (in MMcfe):

Balance, December 31, 2012	3,610.1
Revisions of previous estimates(1)	(271.0)
Purchases of minerals-in-place	—
Extensions and discoveries	32,853.0
Transfers to proved developed	(2,180.2)

Balance, December 31, 2013	34,012.0
Revisions of previous estimates(2)	(25,959.4)
Purchases of minerals-in-place	—
Extensions and discoveries	157,548.0
Transfers to proved developed	(6,629.1)

Balance, December 31, 2014	158,971.5
Revisions of previous estimates(3)	(134,480.0)
Purchases of minerals-in-place	—
Extensions and discoveries	55,198.4
Transfers to proved developed	(9,361.3)

Balance, December 31, 2015	70,328.6

(1)	Revisions to previous estimates are comprised of 270.9 MMcfe of negative technical revisions and 0.1 MMcfe of negative price revisions.
(2)	Revisions to previous estimates are comprised of 1,033.8 MMcfe due to positive price revisions, 1,015.7 MMcfe negative revision due to expense assumptions, 25,977.5 MMcfe of negative technical revisions. The 25,977.5 MMcfe of negative technical revisions to our proved undeveloped quantities were primarily due to the removal of certain locations that we no longer have in our five-year future development plan due to lower expected economic attractiveness.
(3)	Revisions to previous estimates are comprised of 19,582.8 MMcfe of positive technical revisions, 313.8 MMcfe related to differentials, 667.2 MMcfe negative revision due to expense assumptions, 121,774.6 MMcfe negative price revisions, and 31,934.8 MMcfe negative revisions due to reclassification of wells to unproved because of a slower pace of development beyond the five-year development horizon. The positive technical revisions were primarily due to improved well performance from offsetting producing wells, which we believe were mainly due to improvements in well completion design and pressure managed production techniques.

During the year ended December 31, 2015, we converted approximately 69,127 MMcfe of proved undeveloped reserves at a capital cost of approximately $20.9 million. Estimated future development costs relating to the development of PUDs as of December 31, 2015 are projected to be $0 in 2016, $6.5 million in 2017, $27.5 million in 2018, $12.5 million in 2019, and $7.8 million in 2020. Of PUDs, we plan to develop 1%, or 399 MMcfe, in 2017, 49%, or 34,793 MMcfe, in 2018, 35%, or 24,555 MMcfe, in 2019, and 15%, or 10,581 MMcfe, in 2020. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years. All of our PUD drilling locations are scheduled to be drilled prior to the end of 2020.

Production and Price History

The following table sets forth information regarding net production of natural gas, NGLs and oil, and certain price and cost information for the periods indicated:

	Year ended December 31,
	2015	2014	2013
Total production volumes:
Natural gas (MMcf)	49,477.6	19,760.2	1,118.8
NGLs (MBbls)	2,450.3	536.0	1.3
Oil (MBbls)	1,950.5	594.9	87.2

Combined (MMcfe)	75,882.4	26,545.5	1,650.2
Average daily production volumes:
Natural gas (Mcf/d)	135,555	54,137	3,065
NGLs (Bbls/d)	6,713	1,468	4
Oil (Bbls/d)	5,344	1,630	239

Combined (Mcfe/d)	207,897	72,727	4,521
Average Realized Price (including cash settled derivatives and firm transportation):
Natural gas ($/Mcf)	$2.95	$3.38	$3.85
NGLs ($/Bbl)	12.32	39.27	48.17
Oil ($/Bbl)	38.38	79.54	98.22

Combined ($/Mcfe)	$3.38	$5.09	$7.84
Expenses (per Mcfe):
Lease operating	$0.18	$0.32	$1.56
Transportation, gathering and compression	1.13	0.68	0.04
Production, severance and ad valorem taxes	0.15	0.27	0.05
Depletion, depreciation and amortization	3.23	3.36	3.73
General and administrative	0.61	1.59	12.89

For the year ended December 31, 2015, our revenue consisted of 55% natural gas, 13% NGLs, and 32% oil.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2015 relating to our leasehold acreage. Developed acres are acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Ohio	185,100	146,469	109,553	73,421	294,653	219,890
West Virginia	—	—	306	177	306	177

Total	185,100	146,469	109,859	73,598	294,959	220,067

(1)	Fossil Creek owns a right to participate for a 12.5% working interest in approximately 9,740 gross acres within our area of mutual interest with Antero Resources. In calculating our net acreage, we have assumed that Fossil Creek will elect to participate in all wells in which they have a right to participate for their full interest and have deducted this 12.5% working interest from our net acreage where applicable.

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms, although approximately 53% of our leases in the Utica Core Area have a 5-year extension at our option. The following table sets forth the total gross and net undeveloped acres as of December 31, 2015 that will expire over the next five years unless operations have commenced on the leasehold acreage or lands pooled therewith have been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities:

Year ending December 31,	Gross Acres	Net Acres
2016	20,803	11,449
2017	43,423	29,613
2018	21,067	11,375
2019	12,638	10,379
2020 and beyond	9,900	9,001

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

	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	76	33.9	88	31.5	6	2.1
Dry holes	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	1	0.1	2	1.2
Dry holes	—	—	—	—	—	—
Total:
Productive	76	33.9	89	31.6	8	3.3
Dry holes	—	—	—	—	—	—

All of these productive wells are gas wells, except for one productive oil well. Many of our gas wells also produce oil, condensate and NGLs. As of December 31, 2015, we had 37 gross (24.5 net) wells in the process of drilling, completing or shut in awaiting infrastructure that are not reflected in the above table.

Operations

General

As of December 31, 2015, we operated approximately 79% of our proved reserves. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Major Customers

For the year ended December 31, 2015, sales to Antero Resources, ARM Energy Management, Enlink Midstream Operating and Sequent Energy Management represented approximately 19%, 11%, 21% and 19% of our total sales, respectively. For the year ended December 31, 2014, sales to Antero Resources and ARM Energy Management represented approximately 47% and 25% of our total sales, respectively. For the year ended December 31, 2013, sales to Antero Resources, Devco Oil Inc., Dominion East Ohio, and Ergon represented approximately 38%, 24%, 13%, and 12% of our total sales, respectively. Although a substantial portion of production is purchased by these major customers, we do not believe the loss of any one or several customers would have a material adverse effect on our business, as other customers or markets would be accessible to us.

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

Employees

As of December 31, 2015, we had 210 full-time employees. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We utilize the services of independent contractors to perform various field and other services.

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

Risks Related to Our Business

Natural gas, NGLs and oil prices have been volatile and are currently depressed. If commodity prices remain depressed for a lengthy period of time or experience a further substantial or extended decline, our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments may be adversely affected.

The prices we receive for our natural gas, NGLs and oil production heavily influence our revenue, operating results profitability, access to capital, future rate of growth and carrying value of our properties. Natural gas, NGLs and oil are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities markets have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	worldwide and regional economic conditions impacting the global supply of and demand for natural gas, NGLs and oil;

•	the price and quantity of imports of foreign natural gas, including liquefied natural gas, foreign oil and refined products;

•	the price and quantity of exported domestic crude oil, natural gas, including liquefied natural gas, NGLs and refined products;

•	political conditions in or affecting other producing countries, including conflicts in the Middle East, Africa, South America and Russia;

•	the level of global exploration and production;

•	the level of global inventories;

•	prevailing prices on local price indexes in the areas in which we operate and expectations about future commodity prices;

•	the actions of the Organization of the Petroleum Exporting Countries;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•	the cost of exploring for, developing, producing and transporting reserves;

•	speculative trading in natural gas and crude oil derivative contracts;

•	risks associated with operating drilling rigs;

•	increased end-user conservation or conversion of alternative fuels;

•	the price and availability of competitors’ supplies of natural gas, NGLs, oil and alternative fuels;

•	localized and global supply and demand fundamentals and transportation availability;

•	adverse or severe weather conditions and other natural disasters;

•	technological advances affecting energy consumption and production; and

•	domestic, local and foreign governmental regulation and taxes.

In addition, substantially all of our natural gas production and oil production is sold to purchasers under contracts with market-based prices based on NYMEX Henry Hub prices and WTI prices, respectively. The actual prices realized from the sale of natural gas and oil differ from the quoted NYMEX Henry Hub and WTI prices as a result of location differentials. Location differentials to NYMEX Henry Hub and WTI prices, also known as basis differential, result from variances in regional natural gas and oil prices as compared to NYMEX Henry Hub and WTI prices due to regional supply and demand factors. We have experienced, and expect to continue to experience, differentials to NYMEX Henry Hub and WTI prices, which may be material and could reduce the price we receive for these products relative to these benchmarks.

Lower commodity prices and negative increases in our differentials have reduced, and we expect will continue to reduce our cash flows and borrowing ability. We may be unable to obtain needed capital or financing on satisfactory terms, or at all, which could lead to a decline in our reserves as existing reserves are depleted. Currently depressed commodity prices and negative differentials have also caused a significant portion of our development and exploration projects to become uneconomic, which may result in our having to make significant downward adjustments to our reserves. For example, for the year ended December 31, 2015, we recorded an impairment charge on certain oil and gas properties located in Ohio of $691.3 million for proved properties and $95.6 million for unproved properties, primarily attributable to the significant decline in commodity prices during 2015. As a result, if commodity prices continue to remain depressed for a lengthy period of time or experience a further substantial or extended decline, or if our negative differentials increase, our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures may be materially adversely affected.

We have experienced a recent ratings downgrade, and if commodity prices do not improve or worsen or if we are unable to increase our liquidity, we could experience further downgrades.

On January 19, 2016, Moody’s downgraded our corporate family credit rating to “Caa2” from “B3,” probability of default rating to “Caa2-PD” from “B3-PD,” and rating of our 8.875% Senior Unsecured Notes due 2023 to “Caa2” from “Caa1.” At the same time, Moody’s affirmed our speculative grade liquidity rating at “SGL-3” and changed the rating outlook to “negative” from “stable.” The downgrades were primarily the result of the effect of high leverage, low natural gas prices and significant production curtailments on our ability to generate cash flow from operations.

If commodity prices do not improve or worsen or if we are unable to increase our liquidity, we could experience further downgrades. In the event of any downgrade, certain of our service providers, including our pipeline providers, may require us to post collateral or provide other assurances of our ability to perform our obligations under our contracts with such providers, which would negatively affect our liquidity and the borrowing base under our revolving credit facility and, in turn, increase the risk of further downgrades.

Commodity prices have declined substantially from historic highs and may remain depressed for the foreseeable future. If commodity prices continue to remain depressed, we may be required to write down the value of our oil and natural gas properties, some of our undeveloped locations may no longer be economically viable and the value of our estimated proved reserves could be reduced materially.

During the eight years prior to December 31, 2015, natural gas prices at Henry Hub have ranged from a high of $13.31 per MMBtu in 2008 to a low of $1.63 per MMBtu in 2015. On December 31, 2015, the Henry Hub spot market price of natural gas was $2.28 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. In addition, oil prices have declined significantly since the second half of 2014. The price of WTI crude oil was $37.13 per barrel on December 31, 2015, which is a significant decline from $106.07 per barrel on June 30, 2014. This environment could cause the commodity prices for oil and natural gas to remain at currently depressed levels or to fall to lower levels. For the year ended December 31, 2015, we recorded an impairment charge on certain oil and gas properties located in Ohio of $691.3 million for proved properties and $95.6 million for unproved properties, primarily attributable to the significant decline in commodity prices during 2015. If commodity prices remain depressed for lengthy periods, we may be required to further write down the value of our oil and natural gas properties, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low commodity prices will negatively impact the value of our estimated proved reserves, which will negatively affect the borrowing base under our revolving credit facility and reduce the amounts of cash we would otherwise have available to pay expenses and service any indebtedness that we may incur. In such a case, we may be required to sell assets or raise capital by issuing additional debt or equity in order pay expenses and service indebtedness. Furthermore, the value of our assets, if sold, may not be sufficient to pay our expenses or service our indebtedness.

If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we will be required to take write-downs of the carrying values of our properties.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. For the fourth quarter of 2015, we recorded an impairment charge on certain oil and gas properties located in Ohio of $691.3 million for proved properties and $95.6 million for unproved properties, primarily attributable to the significant decline in commodity prices during 2015. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to further write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

Our development and exploration projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, or at all, which could lead to a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We have made, and if commodity prices rebound expect to continue to make substantial capital expenditures for the development and acquisition of oil and natural gas reserves. We expect to fund our capital expenditures in 2016 with cash on hand and cash generated by our operations. Subsequent to 2016, we expect to fund our capital expenditures with cash on hand, cash generated by our operations and financing activities, which may include borrowings under our revolving credit facility and issuances of debt or equity. If we do not have sufficient borrowing availability under our revolving credit facility due to the current commodity price environment or otherwise, we may seek alternate debt or equity financing options (including, subject to compliance with our debt agreements, the issuance of first lien notes or other priority lien obligations), to sell assets or to further reduce our capital expenditures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices and differentials, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in realized natural gas, NGLs or oil prices from current levels has resulted in a decrease in our actual capital expenditures, which have negatively impacted, and may continue to negatively impact, our ability to grow production. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that a portion of our cash flows from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flows from operations to fund working capital, capital expenditures and acquisitions.

Our cash flows from operations and access to capital are subject to a number of variables, including, without limitation, the following:

•	our proved reserves;

•	the volumes and types of hydrocarbons we are able to produce from existing and future wells;

•	our access to, and the cost of accessing, end markets for our production;

•	the prices at which our production is sold;

•	our ability to acquire, locate and develop new reserves;

•	the levels of our operating expenses; and

•	our ability to borrow under our revolving credit facility and issue additional debt and equity securities.

If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower natural gas, NGLs or oil prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If our cash on hand, cash flows generated by our operations and available borrowings under our revolving credit facility are insufficient to meet our capital requirements, the failure to obtain additional financing could result in a further curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, financial condition and results of operations.

We are involved in lawsuits challenging the validity of some of our leases, which if unfavorably resolved, may materially adversely affect our business, financial condition, results of operations, and the value of our common stock.

Prior to our acquisition of Oxford (the “Oxford Acquisition”), Oxford commenced a lawsuit on October 24, 2011 in the Common Pleas Court of Belmont County, Ohio against Mr. Barry West, a lessor under an Oxford oil and gas lease, to enforce its rights to access and drill a well on the lease during its initial 5-year primary term (the “West Lawsuit”). The lessor counterclaimed, alleging, among other things, that the challenged Oxford lease constituted a lease in perpetuity and, accordingly, should be deemed void and contrary to public policy in the State of Ohio. On October 4, 2013, the Belmont County trial court granted a motion for summary judgment in favor of the lessor and ruled that the lease is a “no term” perpetual lease and, as such, is void as a matter of Ohio law.

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

In addition, many of our other oil and gas leases in Ohio contain provisions identical or similar to those found in the challenged Oxford lease. As of March 3, 2016, we were a party to one other lawsuit that makes allegations similar to those made in the West Lawsuit. This lawsuit, together with the West Lawsuit, affect approximately 157 gross (157 net) leasehold acres and were capitalized on our balance sheet as of December 31, 2015 at $0.6 million.

We have undertaken efforts to amend the other leases acquired within the Utica Core Area in the Oxford Acquisition to address the issues raised by the trial court’s ruling in the West Lawsuit. As of December 31, 2015, these efforts had resulted in modifications to leases covering approximately 35,238 net acres out of the approximately 44,952 net acres we believe may require modification to address the issues raised by the trial court in the West Lawsuit. However, we cannot predict whether we will be able to obtain modifications of the leases covering the remaining 9,714 net acres to effectively resolve issues related to the Belmont County trial court’s ruling in the West Lawsuit or the amount of time and expense that will be required to amend these leases and our other leases may also require modification to address such issue.

In light of the foregoing, if the appeals court affirms the trial court ruling in the West Lawsuit, and if other courts in Ohio adopt a similar interpretation of the provisions in other oil and gas leases we acquired in the Oxford Acquisition, other lessors may challenge the validity of such leases and those challenged leases may be declared void. Consequently, this could result in a loss of our mineral rights and an impairment of our related assets, and our ability to execute our planned drilling program as described in this Annual Report on Form 10-K could be substantially diminished. In addition, lawsuits concerning the validity of our leases could divert the attention of management and resources in general from day-to-day operations. An unfavorable resolution could, therefore, have a material adverse effect on our business, financial condition, results of operations, and the value of our common stock.

On September 26, 2014, the Ohio Court of Appeals for the Seventh Appellate District (the “Appellate Court”), the same Appellate Court that will decide our appeal in the West Lawsuit, issued its decision in the case of Clyde Hupp et al. v. Beck Energy Corporation (“Hupp v. Beck Energy”). Hupp v. Beck Energy was an appeal of a Monroe County trial court decision upon which the trial court in the West Lawsuit based its decision. The Appellate Court in Hupp v. Beck Energy held that while Ohio law disfavors perpetual leases, courts in Ohio have not found them to be per se illegal or void from their inception. The Appellate Court in Hupp v. Beck Energy further held that the trial court misinterpreted both the pertinent lease provisions and Ohio law on the subject and erred in concluding that the subject lease was a no-term, perpetual lease that was void ab initio as against public policy. On November 7, 2014, the plaintiff landowners filed an appeal of the Appellate Court’s decision in Hupp v. Beck Energy with the Supreme Court of Ohio, which was accepted by the Supreme Court of Ohio on January 28, 2015. On March 2, 2015, the Appellate Court stayed all proceedings in our appeal in the West Lawsuit pending a decision by the Supreme Court of Ohio in the Hupp v. Beck Energy appeal. On January 21, 2016, the Supreme Court of Ohio affirmed the Appellate Court’s decision in Hupp v. Beck Energy and held that the subject lease was not perpetual and not void as against public policy. As a result of such ruling, on February 26, 2016, the Appellate Court lifted the stay of our appeal in the West Lawsuit, and therefore, our appeal will move forward in the Appellate Court.

For further information regarding this lawsuit, please see “Item 3. Legal Proceedings.”

Changes in laws or government regulations regarding hydraulic fracturing could increase our costs of doing business, limit the areas in which we can operate and reduce our oil and natural gas production, which could adversely impact our business.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and additives under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. However, with increased public concern regarding the potential for hydraulic fracturing to adversely affect drinking water supplies, proposals have been made to enact federal, state and local legislation and regulations that would increase the regulatory burden imposed on hydraulic fracturing. For example, the U.S. Environmental Protection Agency (the “EPA”), issued regulations to control air emission from oil and natural gas production and natural gas processing operations, recently proposed additional regulations to control air emissions from oil and natural gas production and natural gas processing operations, initiated a study to examine the potential impacts of hydraulic fracturing on drinking water resources, proposed standards for wastewater discharges from oil and gas extraction activities and released an Advance Notice of Proposed Rulemaking to solicit public comment on potential chemical disclosure requirements. The U.S. Congress continues to consider amending the Safe Drinking Water Act to remove the exemption for hydraulic fracturing activities and to require disclosure of additives constituents of fluids used in the fracturing process. The Department of the Interior released a final rule that regulates hydraulic fracturing activities on federal lands.

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

Our decisions to purchase, explore or develop prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see “Items 1 and 2. Business and Properties—Oil and Natural Gas Data.” Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could materially reduce our borrowing capacity. In addition, our cost of drilling, completing and operating wells is often uncertain before drilling commences.

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

We incurred a net loss of $43.5 million for the year ended December 31, 2013, a net loss of $183.2 million for the year ended December 31, 2014, and a net loss of $971.4 million for the year ended December 31, 2015. Our development of and participation in a large number of prospects has required, and if commodity prices rebound will require, substantial capital expenditures. The uncertainty and factors described throughout this “Risk Factors” section may impede our ability to economically find, develop and acquire oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness obligations, including our revolving credit facility and our senior unsecured notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, or premium, if any, and interest on, our indebtedness when due.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, raise additional capital or restructure or refinance our indebtedness. Our ability to raise additional capital or restructure or refinance our indebtedness will depend on the condition of the credit, financial or other capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with covenants that could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The value of our assets, particularly in times of low or volatile commodity prices, may not be sufficient to satisfy our liquidity needs or to repay our indebtedness. Furthermore, the credit agreement governing our revolving credit facility and the indenture governing our senior unsecured notes restrict our subsidiaries’ ability to dispose of assets and our subsidiaries’ use of the proceeds from any such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations and fund our operations.

As of December 31, 2015, we had approximately $550.0 million in total indebtedness, no senior secured indebtedness outstanding and approximately $97.2 million of available borrowing capacity under our revolving credit facility (after giving effect to approximately $27.8 million of outstanding letters of credit). Our next scheduled borrowing base redetermination is expected to be completed by October 2016.

In the future, we may not be able to access adequate funding under our revolving credit facility as a result of a decrease in borrowing base due to the issuance of new indebtedness, the outcome of a subsequent borrowing base redetermination, unwillingness of the lenders to increase their aggregate commitment up to an increased borrowing base amount or an unwillingness or inability on the part of one or more lenders to meet their funding obligations and the inability of other lenders to provide additional funding to cover each unwilling or defaulting lender’s portion. Declines in commodity prices could result in a determination to lower the borrowing base in the future, and in such a case, we could be required to repay any indebtedness in excess of the redetermined borrowing base. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out our business plans, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

Our operating history is limited and as a result there is only limited historical financial and operating information available upon which to base an evaluation of our performance. Moreover, the historical financial and operating information included in this Annual Report on Form 10-K may not be indicative of our future financial performance.

Our operating history is limited and as a result there is only limited historical financial and operating information available upon which to base an evaluation of our performance. Moreover, the historical financial and operating information included in this Annual Report on Form 10-K may not be indicative of our future financial performance. Additionally, the historical financial and operating data relating to the Oxford Acquisition in this Annual Report on Form 10-K is largely derived from the conventional, vertical drilling of natural gas and oil wells, while we expect our post-acquisition strategy to focus on the horizontal drilling of natural gas and oil wells. We have yet to generate positive earnings from our current business strategy and there can be no assurance that we will ever operate profitably. If our current business strategy is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

Our producing properties are concentrated in the Appalachian Basin, which makes us vulnerable to risks associated with operating in one major geographic area.

Our producing properties are geographically concentrated in the Appalachian Basin. At December 31, 2015, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages, weather related conditions or interruption of the processing or transportation of natural gas, NGLs or oil. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations. In addition, a number of areas within the Appalachian Basin have historically been subject to mining operations, the existence of which could require coordination to avoid adverse impacts as a result of drilling and mining in close proximity. These restrictions on our operations, and any similar restrictions, can cause delays or interruptions or can prevent us from executing our business strategy, which could have a material adverse effect on our financial condition and results of operations.

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

A significant portion of our Utica Core Area acreage position is dedicated to long-term firm gas gathering, processing and fractionation agreements with primary terms of approximately 15 years. These agreements give us priority service and capacity over non-firm parties that wish to utilize the gas processing and fractionation plants and gas gathering system. As a result of such dedications, a significant portion of our operated wet gas acreage is committed to Blue Racer for gathering, processing and fractionation. Additionally, a significant portion of our operated dry gas acreage is committed to Eureka Hunter Pipeline LLC for gathering and a significant portion of our operated wet gas acreage is committed to EnLink Midstream Operating, L.P. for condensate gathering and stabilization. While we believe we have reserved sufficient capacity at these plants and on such systems to gather, process, fractionate and stabilize all of our projected production associated with our proved resources and a significant portion of our projected production from the Utica Core Area, that capacity may not be sufficient to handle all of our production or that the plants and systems will not experience significant mechanical problems or delays in construction or become unavailable to us due to unforeseen circumstances. As a result, we may be required to find alternative markets and gathering, processing or fractionation arrangements for our production from the Utica Core Area that is committed under these agreements, and such alternative arrangements may only be available on less favorable terms, or not at all.

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

The Appalachian Basin natural gas business environment has historically been characterized by periods in which production has surpassed local processing and takeaway capacity, resulting in substantial discounts in the price received by producers such as us. A significant portion of our production from the Utica Core Area is currently being transported on pipelines that, after including the cost of such transportation, will consistently or periodically experience a negative differential to NYMEX Henry Hub prices.

Significant portions of our contracted firm transportation capacity have not been put into service. To the extent such projects are delayed or cancelled and we are unable to secure additional long-term firm takeaway capacity on major pipelines that are in existence or currently under construction in our core operating area to accommodate our production and to manage basis differentials, it could have a material adverse effect on our financial condition and results of operations.

Oil and condensate produced in the Appalachian Basin has increased substantially. There is limited takeaway capacity for these products and our sales of these products are currently occurring, and we expect will continue to occur, at a discount to the benchmark WTI price. If our providers are unable to secure buyers for these products, it could have a material adverse effect on our financial condition and results of operations.

We currently are and in the future expect to be party to contracts with third parties that include contractual minimums.

We are currently party to and expect to continue to be party to service contracts with drilling rig companies that require us to make shortfall payments to such companies if our actual activity level falls below specified contractual minimum activity levels. Moreover, we have entered into service contracts, and in the future may enter into additional service contracts, such as firm pipeline transportation contracts with companies owning interstate pipelines, that require us or may require us to make shortfall payments if our actual throughput falls below specified contractual minimum volumes. For the year ended December 31, 2015, we incurred approximately $0.5 million in shortfall payments under such contracts. Additionally, in late 2016 or early 2017, we expect to have additional firm transportation capacity come into service that we do not currently anticipate filling, which may require us to make shortfall payments if we cannot otherwise optimize or sell such capacity. As such, we can provide no assurance that our activity levels will be sufficient to satisfy the minimum requirements under our drilling rig contracts or that our future volumes will be sufficient to satisfy the minimum requirements under any such firm transportation contracts. If we fail to satisfy the minimum activity levels or throughput requirements associated with such contracts, we would be obligated to make shortfall payments to our counterparties based on the difference between our actual activity levels and throughput volumes, respectively, and the contract minimums in each case. These differences and the associated shortfall payments could be significant and we may not be able to generate sufficient cash to cover those obligations, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

The credit agreement governing our revolving credit facility contains a number of significant covenants, including restrictive covenants that restrict our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	sell assets;

•	make loans to others;

•	make investments;

•	enter into mergers;

•	hedge future production;

•	incur liens;

•	change the nature of our business; and

•	engage in certain other transactions without the prior consent of the lenders.

The indenture governing our senior unsecured notes contains similar restrictive covenants. In addition, the credit agreement governing our revolving credit facility requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. These restrictions, together with those in the indenture governing our senior unsecured notes, may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants of the credit agreement governing our revolving credit facility and the indenture governing our senior unsecured notes.

A breach of any covenant in the credit agreement governing our revolving credit facility or the indenture governing our senior unsecured notes would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived or cured, could result in acceleration of the indebtedness outstanding under the relevant agreement and in a default with respect to, and an acceleration of, the indebtedness outstanding under other debt agreements. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or obtain sufficient capital to refinance such indebtedness. Even if a refinancing were available, it may not be on terms that are acceptable to us. Moreover, an increased interest rate is also payable in connection with a default under the credit agreement governing our revolving credit facility and certain payment defaults under the indenture governing our senior unsecured notes.

Any significant reduction in our borrowing base or reduction of lender commitments under our revolving credit facility, as a result of the periodic borrowing base redeterminations or otherwise, may negatively impact our ability to fund our operations.

The credit agreement governing our revolving credit facility limits the amounts we can borrow under our revolving credit facility from time to time up to a specified maximum borrowing base amount or the aggregate amount of lender commitments, whichever is less. The lenders, in their sole discretion, will determine a borrowing base on a semi-annual basis based upon the loan value assigned to the proved reserves attributable to our oil and gas properties evaluated in our most recent reserve report(s). Our lenders may further request two additional unscheduled borrowing base redeterminations during each calendar year. Any increase in the borrowing base requires the consent of the lenders holding 95.0% (or 100.0% if there are fewer than 3 lenders at the time of determination) of the outstanding credit amounts, or if none are then outstanding, 95% of the commitments (provided that no lender’s commitment may increase without its consent). Distinct from determinations of a borrowing base, each lender, in its sole discretion, determines the maximum amount of loans it will commit to make under the revolving credit facility based, in part, on general economic considerations and its prevailing lending policies. Outstanding borrowings in excess of the lesser of the specified maximum borrowing base amount or the prevailing aggregate lender commitment must be repaid. If we fail to repay such excess borrowings on a timely basis, we must provide additional oil and gas properties as collateral to the extent necessary to eliminate the deficiency. As of December 31, 2015, the borrowing base under our revolving credit facility was $125.0 million and there were no outstanding borrowings under our revolving credit facility, resulting in borrowing availability of approximately $97.2 million (after giving effect to approximately $27.8 million of outstanding letters of credit).

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

Reserve estimates for plays, such as the Utica Core Area and Our Marcellus Project Area, where we predominately operate, that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. Less production history may contribute to less accurate estimates of reserves, future production rates and the timing of development expenditures. Most of our production is from wells that have been operational for less than one year, and as estimated reserves vary substantially from well to well, estimated reserves may not be correlated to perforated lateral length or completion technique. Furthermore, the lack of operational history for horizontal wells in the Utica Core Area and Our Marcellus Project Area may also contribute to the inaccuracy of future estimates of reserves and could result in our failing to achieve expected results in these plays. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates or management expectations would have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, given the amount of our total estimated proved reserves in relation to the amount of our outstanding debt obligations, the value of our assets may not be sufficient to satisfy our liquidity needs or to repay our indebtedness.

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

As of December 31, 2015, after deducting wells that have been drilled or are in progress, we had identified approximately 2,450 gross (594 net) remaining drilling locations. As a result of the limitations described above, including the recent significant declines in natural gas and oil prices, we may be unable to drill many of our identified drilling locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our identified drilling locations, see “Business—Our Properties.”

We have acreage that we must commence operations upon before lease expiration in order to hold the acreage by production. If we fail to drill sufficient wells to hold acreage we incur substantial lease renewal costs, or if renewal is not feasible, lose our lease and prospective drilling opportunities.

Leases on our oil and natural gas properties typically have a primary term of 5 years, after which they expire unless, prior to expiration, we commence operations within the spacing units covering the undeveloped acres. As of December 31, 2015, we had leases representing approximately 20,800 gross (11,400 net) undeveloped acres scheduled to expire in 2016, 43,400 gross (29,600 net) undeveloped acres scheduled to expire in 2017, 21,100 gross (11,400 net) undeveloped acres scheduled to expire in 2018, 12,600 gross (10,400 net) undeveloped acres scheduled to expire in 2019, and 9,900 gross (9,000 net) undeveloped acres scheduled to expire in 2020 and beyond. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms, or at all. Moreover, many of our leases require lessor consent to create units larger than the leases currently permit, which may make it more difficult to hold our leases by production or optimally develop our leasehold position. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, natural gas, NGLs and oil prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, gathering systems and pipeline transportation constraints and regulatory approvals. In order to hold our current leases that are scheduled to expire in 2016 and 2017, we have deployed a strategy to convert our land extension payments into multi-year delay rental payments, which is designed to spread the costs beyond a single year. We cannot assure you that we will have the liquidity to execute on this strategy, that landowners will be willing to enter into this type of lease modification or that we will have the liquidity to otherwise deploy rigs when needed to hold this expiring acreage. Our reserves and future production, and therefore, our future cash flows and income, are highly dependent on successfully extending or developing our undeveloped leasehold acreage and the loss of any leases could materially adversely affect our ability to so develop such acreage.

The standardized measure of discounted future net cash flows from our proved reserves will not be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2013, December 31, 2014 and December 31, 2015, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas average prices without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•	actual prices we receive for natural gas, NGLs and oil;

•	actual cost of development and production expenditures;

•	the effect of derivative transactions;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating standardized measure may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. As a limited partnership, Eclipse I, our predecessor, was not subject to federal taxation. Accordingly, our standardized measure for December 31, 2013 does not provide for federal corporate income taxes because taxable income was passed through to our partners. As a corporation, we are treated as a taxable entity for federal income tax purposes, and our future income taxes are dependent on our future taxable income. Actual future prices and costs may differ materially from those used in the present value estimates included in this Annual Report on Form 10-K which could have a material effect on the value of our reserves.

We may incur losses as a result of title defects in the properties in which we invest.

Leases in the Appalachian Basin are particularly vulnerable to title deficiencies due to the long history of land ownership in the area, resulting in extensive and complex chains of title. In the course of acquiring the rights to develop oil and natural gas, it is standard procedure for us and the lessor to execute a lease agreement with payment subject to title verification. In most cases, we incur the expense of retaining lawyers, title abstractors or landmen to verify the rightful owners of the oil and gas interests prior to payment of such lease bonus to the lessor. There is no certainty, however, that a lessor has valid title to its lease’s oil and gas interests. In those cases, such leases are generally voided and payment is not remitted to the lessor. As such, title failures may result in fewer net acres to us. Prior to the drilling of an oil or natural gas well, however, it is the normal practice in our industry for the person or company acting as the operator of the well to obtain a preliminary title review to ensure there are no obvious defects in title to the well. Frequently, as a result of such examinations, curative work must be done to correct defects in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves. Accordingly, undeveloped acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we could suffer a financial loss or an impairment of our assets.

The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

At December 31, 2015, we had 348.8 Bcfe of total estimated proved reserves, of which approximately 20% were classified as proved undeveloped. Our approximately 70.3 Bcfe of estimated proved undeveloped reserves will require an estimated $54.4 million of development capital over the next 5 years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the pre-tax PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.

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

Conservation measures and technological advances could reduce demand for natural gas, NGLs and oil.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to natural gas, NGLs and oil, technological advances in fuel economy and energy generation devices could reduce demand for natural gas, NGLs and oil. The impact of the changing demand for natural gas, NGLs and oil services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our derivative activities could result in financial losses or could reduce our earnings.

To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of natural gas and oil, we have entered into derivative instrument contracts for a significant portion of our natural gas, NGLs and oil production, including fixed-price swaps, basis swaps, collars and firm sales agreements. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.

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

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract. Any default by a counterparty to these derivative contracts when they become due would have a material adverse effect on our financial condition and results of operations.

In addition, derivative arrangements could limit the benefit we would receive from increases in the prices for natural gas, which could also have an adverse effect on our financial condition.

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through joint interest receivables ($3.1 million at December 31, 2015) and the sale of our natural gas and oil production ($19.9 million in receivables at December 31, 2015). Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leased properties on which we wish to drill. We can do very little to choose who participates in our wells. For the year ended December 31, 2015, four customers, EnLink Midstream Operating, L.P., Sequent Energy Management, Antero Resources Corporation and ARM Energy Management, accounted for approximately 21%, 19%, 19% and 11%, respectively, of our revenues. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our operations are subject to governmental laws and regulations, which may expose us to significant costs and liabilities that could exceed current expectations.

Our operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include wastewater disposal, the spacing of wells, unitization and pooling of properties and taxation. In addition, the production, handling, storage, transportation, remediation, emission and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations, primarily relating to protection of human health and the environment. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases. Moreover, these laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. We believe the trend of more expansive and stricter environmental legislation and regulations will continue for the foreseeable future. Please read “Items 1 and 2. Business and Properties—Regulation of the Oil and Natural Gas Industry” and “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters” for a description of the laws and regulations that affect us.

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

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water and water disposal options. Restrictions on the ability to obtain water or dispose of wastewater may impact our operations.

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations.

In addition, various studies have identified potential links between increases in seismic activity and the injection/disposal of water associated with oil and natural gas production, which could result in the imposition of operational limits or closure of disposal wells in areas where such links are suspected. For example, the Ohio Department of Natural Resources (“ODNR”) adopted rules that, among other things, allows the ODNR to require submission of a seismic monitoring plan, and requires continuous monitoring of injection and annulus pressures on new wells.

We are subject to risks associated with climate change.

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases (“GHGs”). The EPA has issued a series of GHG monitoring, reporting and emissions control rules for oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce GHG emissions. Our business and our financial results could be adversely impacted to the extent that the United States implements any additional GHG regulations in accordance with such agreement.

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

The success of any completed acquisition depends on our ability to integrate the acquired business effectively into our existing operations. The process of integrating acquired businesses may involve difficulties that require a disproportionate amount of our managerial and financial resources to resolve. For example, we acquired Oxford in June 2013, and following the completion of the acquisition, we dedicated significant managerial and financial resources to update the informal and incomplete legal, financial, accounting and business records previously in place at Oxford to substantiate transactions undertaken by Oxford prior to the acquisition. In addition, we expended significant resources, including the time and attention of our management team, on integrating Oxford’s pre-existing operations, personnel and assets into our business plan.

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

In addition, the credit agreement governing our revolving credit facility and the indenture governing our senior unsecured notes impose certain limitations on our ability to enter into mergers or combination transactions and to make investments. The credit agreement governing our revolving credit facility and the indenture governing our senior unsecured notes also limit our ability to incur certain indebtedness and liens, which could limit our ability to engage in acquisitions of businesses.

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

Natural gas and oil operations in our operating areas can be adversely affected by seasonal weather conditions and regulations designed to protect certain species of wildlife. For example, we must comply with state and federal regulations aimed at protecting the Indiana and Northern Long-Eared bats, which have been listed as a protected species by both federal and state law, and those regulations restrict or increase the cost of our operations by, among other things, limiting our ability to clear trees to establish rights of way or pad locations on some of our acreage during certain periods of the year. See “Items 1 and 2. Business and Properties—Regulation of Environmental and Occupational Safety and Health Matters—Endangered Species Act and Migratory Bird Treaty Act.” Adverse seasonal weather conditions and wildlife regulations may limit our ability to operate in those areas and can intensify competition during those months for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. In addition, the designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration, development and production activities.

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flows used for drilling and place us at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially adversely affect our ability to achieve our planned growth and operating results.

The enactment of derivatives legislation, and the promulgation of regulations pursuant thereto, could adversely affect our ability to use derivative instruments to hedge risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted on July 21, 2010 and establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to promulgate certain rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized most of its implementing regulations, others remain to be finalized and it is not possible at this time to predict when this will be accomplished. In addition, the CFTC and its staff regularly issue rule amendments and guidance, policy statements, and letters interpreting the derivatives provisions of the Dodd-Frank Act, the contents of which cannot be known in advance.

The Dodd-Frank Act enhanced the CFTC’s authority to establish rules and regulations setting position limits for certain futures and option contracts, including in the major energy markets and for the first time for swaps that are their economic equivalents. The CFTC’s initial position limits rules under the Dodd-Frank Act were vacated by the U.S. District Court for the District of Columbia in September 2012 before such rules took effect. However, on November 5, 2013, the CFTC proposed new rules that would place limits on positions in certain core futures, options and equivalent swaps contracts in certain physical commodities, subject to limited exceptions for certain bona fide hedging and other transactions. The proposed new position limit rules also include requirements for aggregating positions in determining compliance with position limits. As these new position limit rules are not yet final, the impact of those provisions on our use of derivatives in commodities for which federal position limits would be imposed is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and execution on certain trading platforms. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing or trade execution. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, margin rules for uncleared swaps, adopted during the fourth quarter of 2015 by the CFTC and federal banking regulators and requiring the posting of collateral by swap dealers and certain other financial entities, could impact liquidity and therefore reduce our ability to execute hedges to reduce risk and protect cash flows. The margin rules are not yet in effect, and therefore the impact of those provisions to us is uncertain at this time.

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

Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected to the extent that the Dodd-Frank Act and regulations contribute to lower commodity prices.

Any of these consequences could have a material adverse effect on us, our financial condition or our results of operations.

Proposed changes to U.S. and state tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.

The U.S. President’s Fiscal Year 2016 Revenue Proposals include provisions that would, if enacted, make significant changes to U.S. tax laws, and legislation has been introduced recently in Congress that would implement some of these proposals. These changes include, but are not limited to, eliminating the immediate deduction for intangible drilling and development costs, eliminating the domestic production manufacturing deduction against income for domestic production activities relating to oil and natural gas exploration and development, repealing the percentage depletion allowance for oil and natural gas properties and extending the amortization period for certain geological and geophysical expenditures. These proposed changes in the U.S. tax laws, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to oil and natural gas exploration and development, could adversely affect our business, financial condition, results of operations and cash flows.

In February 2015, the governor of the State of Ohio proposed a budget for fiscal years 2016 and 2017 that included increased severance taxes on oil and gas produced by unconventional operators. The Ohio House of Representatives removed such severance tax increases from the budget that was adopted in April 2015. The Ohio State Senate is currently considering its own budget bill, which may include severance tax increases. Legislative proposals in the State of Ohio to increase severance taxes on production from horizontally drilled wells could increase our future production tax rates, if such legislation is enacted.

Risks Related to Our Common Stock

We could be delisted from the New York Stock Exchange (“NYSE”), which would have an impact on our stockholders’ ability to sell their shares of stock.

There is no guarantee that an active trading market for our common stock will be maintained on the NYSE. The NYSE may delist our stock if we fail to meet its continued listing requirements, including its requirement of maintaining a minimum average closing price of $1.00 per share over a consecutive 30-trading-day period. If trading in our stock is less active, stockholders may not be able to sell their shares quickly or at the latest market price.

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

The stockholders’ agreement we entered into in connection with the completion of our IPO permits our principal stockholders to designate a majority of the members of our board of directors.

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

We may sell additional shares of common stock in subsequent public or private offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2015, we had 222,674,270 outstanding shares of common stock. Eclipse Holdings owns 140,353,407 shares of our common stock, or approximately 63% of our total outstanding shares, all of which are restricted from immediate resale under the federal securities laws, but may be sold into the market in the future. Subject to compliance with the Securities Act or exemptions therefrom, certain of our employees may sell their shares of common stock into the public market.

Subject to the satisfaction of vesting conditions and Rule 144 restrictions applicable to our affiliates, shares registered under our registration statement on Form S-8 filed on July 2, 2014 relating to our equity incentive plan are available for resale immediately in the public market without restriction.

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

We do not intend to pay cash dividends on our common stock, and the credit agreement governing our revolving credit facility and the indenture governing our senior unsecured notes place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not plan to declare cash dividends on shares of our common stock in the foreseeable future. Additionally, the credit agreement governing our revolving credit facility and the indenture governing our senior unsecured notes place certain restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in us will be if you sell your common stock at a price greater than you paid for it.

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

Information regarding the Company’s legal proceedings is set forth in “Note 14—Commitments and Contingencies,”located in the Notes to the Consolidated Financial Statements included in Part II Item 8. of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

We have one class of common shares outstanding, having a par value of $0.01 per share (“Common Stock”). Our Common Stock is traded on the New York Stock Exchange under the symbol “ECR”. As of March 3, 2016, our Common Stock was held by 12 holders of record. The number of holders does not include the shareholders for whom shares are held in a “nominee” or “street” name.

The table below reflects the high and low intraday sales prices per share of the Common Stock on the New York Stock Exchange from June 20, 2014, the date the shares were first traded, through December 31, 2015.

	Sales Prices
	High		Low
2014
First Quarter	$	N/A	$	N/A
Second Quarter		$27.18		$24.27
Third Quarter		$25.33		$15.85
Fourth Quarter		$16.80		$5.18
2015
First Quarter		$7.45		$5.18
Second Quarter		$7.12		$5.11
Third Quarter		$5.25		$1.90
Fourth Quarter		$3.34		$1.35

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

On December 27, 2014, we entered into a Securities Purchase Agreement with private equity funds managed by EnCap Investments L.P., entities controlled by certain shareholders of our management team and certain other institutional investors pursuant to which we issued and sold to such purchasers an aggregate of 62,500,000 shares of common stock at a price of $7.04 per share pursuant to the exemptions from registration provided in Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, such transaction referred to herein as the “private placement.”

On January 28, 2015, we closed the private placement and received net proceeds from the issuance of the shares to the purchasers of approximately $434 million (after deducting placement agent commissions and estimated expenses), which we intend to use to fund our capital expenditure plan and for general corporate purposes.

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

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on June 20, 2014, the first date on which our common stock was publicly traded, in each of our Common Stock, the S&P 500 Index, and the Dow Jones U.S. Exploration & Production Index.

Item 6.	Selected Financial Data

The following table shows the selected historical consolidated financial data of Eclipse Resources Corporation and subsidiaries for the periods and as of the dates indicated. Our historical results are not necessarily indicative of future operating results. The selected financial data presented below are qualified in their entirety by reference to, and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”

The selected historical consolidated financial data as of and for the years ended December 31, 2015, 2014, 2013 and 2012 are derived from the audited consolidated financial statements of Eclipse Resources Corporation.

Statement of Operations data: (in thousands)	Year Ended December 31,
	2015	2014	2013	2012
REVENUES
Oil and natural gas sales	$234,601	$137,816	$12,935	$370
Brokered natural gas and marketing	20,720	—	—	—

Total revenues	255,321	137,816	12,935	370
OPERATING EXPENSES
Lease operating	13,904	8,518	2,576	16
Transportation, gathering and compression	85,846	18,114	67	—
Production and ad valorem taxes	11,621	7,084	77	1
Brokered natural gas and marketing	26,173	—	—	—
Depreciation, depletion and amortization	244,750	89,218	6,163	404
Exploration	116,211	21,186	3,022	4,692
General and administrative	46,409	42,109	21,276	4,425
Rig contract termination and standby	9,672	3,283	—	—
Impairment of proved oil and gas properties	691,334	34,855	2,081	—
Accretion of asset retirement obligations	1,623	791	364	—
Gain on sale of assets	(4,737)	(960)	—	(372)
Gain on reduction of pension liability	—	(2,208)	—	—

Total operating expenses	1,242,806	221,990	35,626	9,166

OPERATING LOSS	(987,485)	(84,174)	(22,691)	(8,796)
OTHER INCOME (EXPENSE)
Gain on derivative instruments	56,021	20,791	—	—
Interest income (expense), net	(53,400)	(48,347)	(20,850)	37
Loss on early extinguishment of debt	(59,392)	—	—	—
Other income	400	353	—	—

Total other (income) expense, net	(56,371)	(27,203)	(20,850)	37

LOSS BEFORE INCOME TAXES	(1,043,856)	(111,377)	(43,541)	(8,759)
INCOME TAX BENEFIT (EXPENSE)	72,446	(71,799)	—	—

NET LOSS	$(971,410)	$(183,176)	$(43,541)	$(8,759)

Statement of Cash Flow data:
Net cash provided by (used in)
Operating activities	$80,299	$8,513	$12,438	$(3,381)
Investing activities	437,268	(718,436)	(894,274)	(47,535)
Financing activities	473,857	667,931	964,288	68,916
Balance Sheet data:
Cash and cash equivalents	$184,405	$67,517	$109,509	$27,057
Total property and equipment, net	993,968	1,722,827	1,018,084	106,253
Total assets	1,266,412	1,879,684	1,143,523	133,522
Total debt	527,248	408,754	389,247	—
Total stockholders’ equity	620,554	1,152,711	667,971	126,704
Other financial data:
Adjusted EBITDAX	$113,077	$62,426	$(11,018)	$(4,069)

Non-GAAP Financial Measure

“Adjusted EBITDAX” is a non-GAAP financial measure that we define as net income (loss) before interest expense or interest income; income taxes; write-down of abandoned leases; impairments; DD&A; amortization of deferred financing costs; gain (loss) on derivative instruments, net cash receipts (payments on settled derivative instruments, and premiums (paid) received on options that settled during the period:) non-cash compensation expense; gain or loss from sale of interest in gas properties; exploration expenses; and other unusual or infrequent items. Adjusted EBITDAX, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Adjusted EBITDAX should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. Adjusted EBITDAX provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. Adjusted EBITDAX does not represent funds available for discretionary use because those funds may be required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management team believes Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure:

•	is widely used by investors in the oil and natural gas industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•	helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and

•	is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to covenants under our Revolving Credit Facility and the Indenture.

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

	2015	2014	2013	2012
Net loss	$(971,410)	$(183,176)	$(43,541)	$(8,759)
Depreciation, depletion & amortization	244,750	89,218	6,163	404
Exploration expense	116,211	21,186	3,022	4,692
Rig contract termination and standby	9,672	3,283	—	—
Stock-based compensation	4,635	256	43	3
Accretion of asset retirement obligations	1,623	791	364	—
Impairment of proved oil and gas properties	691,334	34,855	2,081	—
Gain on reduction of pension obligations	—	(2,208)	—	—
Gain on derivative instruments	(56,021)	(20,791)	—	—
Net cash received on derivative instruments	37,074	564	—	—
Net cash paid for option premium	—	(385)	—	—
Interest expense (income), net	53,400	48,347	20,850	(37)
Gain on sale of assets	(4,737)	(960)	—	(372)
Loss on early extinguishment of debt	59,392	—	—	—
Other income	(400)	(353)	—	—
Income tax (benefit) expense	(72,446)	71,799	—	—

Adjusted EBITDAX	$113,077	$62,426	$(11,018)	(4,069)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 24, 2014, prior to the closing of our initial public offering (“IPO”), we completed our Corporate Reorganization, as described under “Note 1—Organization and Nature of Operations” located in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K. As such, information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2014 through June 23, 2014, as contained within the year ended December 31, 2014, and for the years ended December 31, 2013 and 2012, pertain to the historical financial statements and results of operations of Eclipse I, our accounting predecessor.

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of December 31, 2015, we had assembled an acreage position approximating 220,000 net acres in Eastern Ohio. Approximately 102,000 of our net acres are located in what we believe to be the most prolific and economic area of the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 28,000 of these net acres are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as Our Marcellus Project Area.

We are the operator of approximately 85% of our net acreage within the Utica Core Area and Our Marcellus Project Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of December 31, 2015, we:

•	were operating 1 horizontal rig in the Utica Core Area, which had temporarily suspended drilling;

•	had identified 2,450 gross (594 net) horizontal drilling locations across our acreage, comprised of 2,067 gross (453 net) locations within the Utica Core Area and 383 gross (141 net) locations within Our Marcellus Project Area;

•	we, or our operating partners, had commenced drilling 208 gross (92.3 net) wells within the Utica Core Area and Our Marcellus Project Area, of which 6 gross (4.2 net) were drilling, 28 gross (19.6 net) were awaiting completion, 3 gross (0.8 net) were awaiting midstream and 171 gross (67.7 net) had been turned to sales.

•	had average daily production for the year ended December 31, 2015 of approximately 207.9 MMcfe comprised of approximately 65% natural gas, 19% NGLs and 15% oil; and

•	our estimated proved reserves were 348.8 Bcfe, or 58.1 MMBoe, based on reserve reports prepared by Netherland, Sewell & Associates, Inc., or NSAI, our independent petroleum engineers, all of which were in Ohio and approximately 80% of which were proved developed reserves. Our estimated proved reserves were approximately 79% natural gas, 13% NGLs and 8% oil, as of December 31, 2015.

Factors That Significantly Affect Our Financial Condition and Results of Operations

We derive substantially all of our revenues from the production and sale of natural gas, NGLs and oil that are extracted from our natural gas during processing. During the year ended December 31, 2015, our revenues were comprised of approximately 55%, 13% and 32% from the production and sale of natural gas, NGLs and oil, respectively. Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Natural gas, NGLs and oil prices have historically been volatile and may fluctuate widely in the future due to a variety of factors, including, but not limited to, prevailing economic conditions, supply and demand of hydrocarbons in the marketplace and geopolitical events such as wars or natural disasters. Sustained periods of low prices for these commodities would materially and adversely affect our financial condition, our results of operations, the quantities of natural gas, NGLs and oil that we can economically produce and our ability to access capital.

We use commodity derivative instruments to manage and reduce price volatility and other market risks associated with our production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through over-the-counter commodity derivative contracts with large financial institutions. Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of our commodity derivative contracts.

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

Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Initial Public Offering. As a result of our IPO, we have incurred direct incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company. Information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2014 through June 23, 2014, as contained within the year ended December 31, 2014, and for the year ended December 31, 2013 pertain to the historical financial statements and results of operations of Eclipse I, our accounting predecessor. As a result, the historical financial data may not give you an accurate indication of what our actual results would have been had our Corporate Reorganization been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In addition, we were not a tax paying entity prior to the completion of our Corporate Reorganization on June 24, 2014 and therefore, no income tax expense was recorded by us prior to such time.

Prior to our Corporate Reorganization, our capital expenditures were financed with capital contributions from private equity funds managed by EnCap and investment funds controlled by certain members of our management team, net proceeds from the issuance of our 12% senior unsecured PIK notes due 2018 and net cash provided by operating activities. In the future, we may incur additional indebtedness or issue additional equity securities to fund our acquisition and development activities. Please read “Credit Arrangements” for additional discussion of our financing arrangements.

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

Financing Arrangements. On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 (the “Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, we received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which we used approximately $510.7 million to finance the redemption of all of our outstanding 12.0% Senior PIK notes due 2018. We intend to use the remaining net proceeds to fund our capital expenditure plan and for general corporate purposes.

Source of Our Revenues

Our historical revenues are derived from the sale of natural gas, NGLs and oil, and do not include the effects of derivatives. Revenues from product sales are a function of the volumes produced, prevailing market prices, product quality, gas Btu content and transportation costs. We generally sell production at a specific delivery point, pay transportation costs to a third party and receive proceeds from the purchaser with no transportation deduction. We record transportation costs as transportation, gathering and compression expense. Brokered natural gas and marketing revenues include revenue from brokered gas or revenue we receive as a result of selling natural gas that is not related to our production. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Principal Components of Our Cost Structure

•	Lease operating. These are day-to-day costs incurred to bring hydrocarbons out of the ground along with the daily costs incurred to maintain our producing properties. Such costs include compensation of our field employees, maintenance, repairs and workovers expenses related to our natural gas and oil properties. These costs are expected to remain a function of supply and demand.

•	Transportation, gathering and compression. These are costs incurred to bring natural gas, NGLs, and oil to the market. Such costs include the costs to operate and maintain our low- and high-pressure gathering and compression systems as well as fees paid to third parties who operate gathering systems that transport our gas. They also include costs to process and extract NGLs from our produced gas and to transport our NGLs and oil to market. We often enter into fixed price long -term contracts that secure transportation and processing capacity which may include minimum volume commitments, the cost for which is included in these expenses to the extent that they are not excess capacity.

•	Production and ad valorem taxes. Production taxes are paid on produced natural gas and oil based on a percentage of market prices or at fixed rates established by the applicable federal, state or local taxing authorities. Ad valorem taxes are generally based on reserve values at the end of each year.

•	Brokered natural gas and marketing. These expenses are gas purchases for brokered natural gas that we buy and sell that is not related to our production and firm transportation capacity that is marketed to third parties in excess of production volumes.

•	Depreciation, depletion and amortization. This includes the expensing of the capitalized costs incurred to acquire, explore and develop natural gas, NGLs and oil. As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts, and apportion these costs to each unit of production through depreciation, depletion and amortization expense.

•	Exploration. These are geological and geophysical costs, seismic costs, delay rentals and the costs of unsuccessful exploratory dry holes. This category also includes unproved property impairment and expenses associated with lease expirations.

•	General and administrative. These costs include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations, franchise taxes, audit and other professional fees and legal compliance. Included in this category are any overhead expense reimbursements we receive from working interest owners of properties, for which we serve as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life.

•	Impairment of oil and gas properties. Properties are evaluated for impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. When the carrying value exceeds the sum of the future undiscounted cash flows, an impairment loss is recognized for the difference between the fair market value and carrying value of the asset.

•	Accretion expense. This expense includes the monthly accretion of the future abandonment costs of tangible assets such as wells, service assets, pipelines and other facilities.

•	Gain (loss) on derivative instruments. We utilize commodity derivative contracts to reduce our exposure to fluctuations in the price of gas. None of our derivative contracts are designated as hedges for accounting purposes. Consequently, our derivative contracts are marked-to-market each quarter with changes in fair value recognized currently as a gain or loss in our results of operations. The amount of future gain or loss recognized on derivative instruments is dependent upon future gas prices, which will affect the value of the contracts. Cash flow is only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty. In addition to gains and losses recognized from changes in fair value of the derivative instruments, gain (loss) on derivative instruments includes actual amounts realized from settlement of derivative instruments upon expiration.

•	Interest expense. We have historically financed a portion of our cash requirements with proceeds from fixed-rate senior unsecured notes and our Revolving Credit Facility. As a result, we incur interest expense that is affected by our financing decisions. We capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Upon completion of construction of the asset, the associated capitalized interest costs are included within our asset base and depleted accordingly.

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

Overview of the Year Ended December 31, 2015 Results

Operationally, our performance during the year ended December 31, 2015 reflects continued development of our acreage, while focusing on capital preservation in the currently depressed commodity price environment. During the year ended December 31, 2015, we achieved the following financial and operating results:

•	increased our average daily net production for the year ended December 31, 2015 by 186% over the prior year, to 207.9 MMcfe per day;

•	commenced drilling 14 gross (13.5 net) operated Utica Shale wells, completed 16 gross (14.8 net) operated Utica Shale wells and turned-to-sales 25 gross (23.5 net) wells during the year;

•	participated in 17 gross (1.5 net) non-operated Utica Shale wells, completed 35 gross (5.7 net) non-operated Utica Shale wells and turned-to-sales 51 gross (10.3 net) wells during the year;

•	net loss was $971.4 million for the year ended December 31, 2015 compared to $183.2 million for the year ended December 31, 2014; and

•	Adjusted EBITDAX was $113.1 million for the year ended December 31, 2015 compared to $62.4 million for the year ended December 31, 2014. Adjusted EBITDAX is a non-GAAP financial measure. See “Item 6. Selected Financial Data—Non-GAAP Financial Measures” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average, high and low NYMEX Henry Hub prices for natural gas and NYMEX WTI prices for oil for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
NYMEX Henry Hub High ($/MMBtu)	$3.32	$6.15	$4.46
NYMEX Henry Hub Low ($/MMBtu)	1.63	2.89	3.11
Average NYMEX Henry Hub ($/MMBtu)	2.57	4.26	3.73

NYMEX WTI High ($/Bbl)	$61.36	$107.26	$110.53
NYMEX WTI Low ($/Bbl)	34.55	53.27	86.68
Average NYMEX WTI ($/Bbl)	49.33	92.91	98.05

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

The significant price declines experienced during the year ended December 31, 2015 have and could continue to adversely affect the amount of oil, NGLs and natural gas that we can produce economically, which has resulted in our having to make significant downward adjustments to our estimated proved undeveloped reserves. A reduction in production could also result in a shortfall in expected cash flows and require us to reduce capital spending or raise funds to cover any such shortfall. Any of these factors could negatively affect our ability to replace production and our future rate of growth or dilute existing shareholders.

Commodity price revisions, based on 12-month average SEC prices for 2015, had a significant impact on our 2015 reserve revisions. If the currently depressed pricing environment for oil, NGLs and natural gas persists or worsens, it will continue to have a significant impact on future reserve estimates. From December 31, 2014 to December 31, 2015, the 12-month average SEC price for WTI oil declined from $94.99 per Bbl to $50.28 per Bbl, while the 12-month average SEC price for Henry Hub natural gas declined from $4.35 per MMBtu to $2.59 per MMBtu. Service costs have also declined significantly during the same time period, which mitigated a portion of the negative impact of declining commodity prices on our future reserve estimates. In addition, we expect to continue to increase our proved reserves through further extensions and discoveries as we continue to develop our acreage position.

Based on the current market conditions, we have voluntarily begun reducing our aggregate operated production to approximately 200 MMcfe per day, approximately the same level as our 2015 average, until commodity prices begin to recover. In addition, we have reduced the number of our operated horizontal drilling rigs down to one, compared to three horizontal rigs as of December 31, 2014. During the fourth quarter of 2015, we temporarily suspended all drilling operations and have focused our initial 2016 capital plan on limiting cash outflows on drilling. As a result of the reduction in drilling activity, we recorded a charge related to the early termination of drilling rig contracts and standby costs of $9.7 million during the year ended December 31, 2015 and $3.3 million during the year ended December 31, 2014. This reduction in planned capital expenditures will likely result in a slower rate of growth of our proved reserves through extensions and discoveries than previously forecasted as development of our acreage position is deferred to subsequent years. See additional details related to our capital expenditures in “—Capital Requirements”.

As a result of the decline in commodity prices, we recognized impairment expenses relating to proved properties of $691.3 million for the year ended December 31, 2015 in the Utica Shale. For the year ended December 31, 2014, we recognized impairment expenses relating to proved properties of $34.9 million, related primarily to our Conventional properties. In addition, we recognized impairment expenses relating to unproved properties of $95.6 million and $5.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in impairment charges related to unproved properties during the year ended December 31, 2015 is the result of an increase in expected lease expirations due to the reduction in our planned future drilling activity due to the current pricing environment.

We consider future commodity prices when determining our development plan, but many other factors are also considered. Although the magnitude of change in these collective factors within a sustained low commodity price environment is difficult to estimate, we currently expect to execute our development plan based on current conditions. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at December 31, 2015, borrowings under our revolving credit facility, proceeds from asset sales, and proceeds from additional debt and/or equity offerings.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Revenues (in thousands):
Natural gas sales	$129,561	$69,450	$60,111
NGLs sales	30,177	21,048	9,129
Oil sales	74,863	47,318	27,545

Total oil and natural gas sales	$234,601	$137,816	$96,785

Our production grew by approximately 49,337 MMcfe for the year ended December 31, 2015 over the same period in 2014, as we placed new wells into production, partially offset by natural decline. Our production for the years ended December 31, 2015 and 2014 is set forth in the following table:

	Year Ended December 31,
	2015	2014	Change
Production:
Natural gas (MMcf)	49,477.6	19,760.2	29,717.4
NGLs (MBbls)	2,450.3	536.0	1,914.3
Oil (MBbls)	1,950.5	594.9	1,355.6

Total (MMcfe)	75,882.4	26,545.5	49,336.9
Average daily production volume:
Natural gas (Mcf/d)	135,555	54,137	81,418
NGLs (Bbls/d)	6,713	1,468	5,245
Oil (Bbls/d)	5,344	1,630	3,714

Total (Mcfe/d)	207,897	72,727	135,170

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the year ended December 31, 2015 was $3.38 per Mcfe compared to $5.09 per Mcfe during the year ended December 31, 2014. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the years ended December 31, 2015 and 2014 are shown below:

	Year Ended December 31,
	2015	2014	Change
Average Sales Price (excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.62	$3.51	$(0.89)
NGLs ($/Bbl)	12.32	39.27	(26.95)
Oil ($/Bbl)	38.38	79.54	(41.16)
Total average prices ($/Mcfe)	3.09	5.19	(2.10)
Average Realized Price (including cash settled derivatives)
Natural gas ($/Mcf)	$3.27	$3.52	$(0.25)
NGLs ($/Bbl)	12.32	39.27	(26.95)
Oil ($/Bbl)	40.92	79.54	(38.62)
Total average prices ($/Mcfe)	3.58	5.20	(1.62)
Average Realized Price (including firm transportation)
Natural gas ($/Mcf)	$2.31	$3.37	$(1.06)
NGLs ($/Bbl)	12.32	39.27	(26.95)
Oil ($/Bbl)	38.38	79.54	(41.16)
Total average prices ($/Mcfe)	2.89	5.09	(2.20)
Average Realized Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.95	$3.38	$(0.43)
NGLs ($/Bbl)	12.32	39.27	(26.95)
Oil ($/Bbl)	38.38	79.54	(41.16)
Total average prices ($/Mcfe)	3.38	5.09	(1.71)

Brokered natural gas and marketing revenue was $20.7 million for the year ended December 31, 2015. We did not have any brokered natural gas and marketing revenue for the year ended December 31, 2014. Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change
Operating expenses (in thousands):
Lease operating	$13,904	$8,518	$5,386
Transportation, gathering and compression	85,846	18,114	67,732
Production and ad valorem taxes	11,621	7,084	4,537
Depreciation, depletion and amortization	244,750	89,218	155,532
General and administrative	46,409	42,109	4,300
Operating expenses per Mcfe:
Lease operating	$0.18	$0.32	$(0.14)
Transportation, gathering and compression	1.13	0.68	0.45
Production, severance and ad valorem taxes	0.15	0.27	(0.12)
Depletion, depreciation and amortization	3.23	3.36	(0.13)
General and administrative	0.61	1.59	(0.98)

Lease operating expense was $13.9 million in the year ended December 31, 2015 compared to $8.5 million in the year ended December 31, 2014. The increase of $5.4 million is attributable to higher production during the year ended December 31, 2015, as compared to the year ended December 31, 2014. Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs. We experience increases in operating expenses as we add new wells and manage existing properties.

Transportation, gathering and compression expense was $85.8 million during the year ended December 31, 2015 compared to $18.1 million in the year ended December 31, 2014. These third party costs were higher in the year ended December 31, 2015 due to our production growth where we have third party gathering and compression agreements, as well as firm transportation contracts that became effective in 2015. The following table details our transportation, gathering and compression expenses for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$30,079	$11,819	$18,260
Processing and fractionation	30,899	3,067	27,832
Liquids transportation and stabilization	9,342	2,626	6,716
Marketing	48	453	(405)
Firm transportation	15,478	149	15,329

	$85,846	$18,114	$67,732

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $11.6 million in the year ended December 31, 2015 compared to $7.1 million in the year ended December 31, 2014. Production and ad valorem taxes increased from the year ended December 31, 2014 to the year ended December 31, 2015 due to an increase in production volumes subject to production or ad valorem taxes.

Depletion, depreciation and amortization was approximately $244.8 million in the year ended December 31, 2015 compared to $89.2 million in the year ended December 31, 2014. The increase in the year ended December 31, 2015 when compared to the year ended December 31, 2014 is due to the increase in production during 2015. On a per Mcfe basis, DD&A decreased to $3.23 in the year ended December 31, 2015 from $3.36 in the year ended December 31, 2014.

General and administrative expense was $46.4 million for the year ended December 31, 2015 compared to $42.1 million for the year ended December 31, 2014. The increase of $4.3 million during the year ended December 31, 2015 when compared to the year ended December 31, 2014 is primarily due to stock-based compensation expenses of $4.6 million incurred during the year ended December 31, 2015 compared to $0.3 million incurred during the year ended December 31, 2014.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include exploration expense, impairment charges and accretion of asset retirement obligation expense and gain on reduction of pension obligations. The following table details our other operating expenses for the years ended December 31, 2015 and 2014.

	2015	2014	Change
Other Operating Expenses (in thousands):
Brokered natural gas and marketing	$26,173	$—	$26,173
Exploration	116,211	21,186	95,025
Rig termination and standby	9,672	3,283	6,389
Accretion of asset retirement obligations	1,623	791	832
Impairment of proved oil and natural gas properties	691,334	34,855	656,479
Gain on sale of assets	(4,737)	(960)	(3,777)
Gain on reduction of pension obligations	—	(2,208)	2,208

Brokered natural gas and marketing expense was $26.2 million for the year ended December 31, 2015. We did not have any brokered natural gas and marketing expense for the year ended December 31, 2014. These expenses are natural gas purchases for brokered natural gas that we buy and sell that is not related to our production and firm transportation capacity that is marketed to third parties in excess of production volumes.

Exploration expense increased to $116.2 million in the year ended December 31, 2015 compared to $21.2 million in the year ended December 31, 2014. The increase was primarily due to higher impairment of unproved properties related to lease expirations, and higher delay rentals due to lease modifications. The following table details our exploration-related expenses for the years ended December 31, 2015 and 2014.

	2015	2014	Change
Exploration Expenses (in thousands):
Geological and geophysical	$435	$802	$(367)
Delay rentals	19,692	13,951	5,741
Impairment of unproved properties	95,573	5,671	89,902
Dry hole	276	762	(486)
Other exploration	235	—	235

	$116,211	$21,186	$95,025

Impairment of unproved properties was $95.6 million for the year ended December 31, 2015 compared to $5.7 million for the year ended December 31, 2014. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired, we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense was $9.7 million for the year ended December 31, 2015 compared to $3.3 million for the year ended December 31, 2014. One horizontal rig was terminated during the year ended December 31, 2015, and we incurred standby costs of approximately $2 million as a result of temporarily suspending our drilling operations during the fourth quarter of 2015. Two horizontal rigs were terminated during the year ended December 31, 2014.

Accretion of asset retirement obligations was $1.6 million in the year ended December 31, 2015, compared to $0.8 million in the year ended December 31, 2014. The increase in accretion expense primarily relates to the increase in the asset retirement obligations associated with the increase in the number of producing wells in the year ended December 31, 2015.

Impairment of proved oil and natural gas properties was $691.3 million for the year ended December 31, 2015 compared to $34.9 million for the year ended December 31, 2014. An analysis of proved properties determined the future undiscounted cash flows were less than the carrying value for certain asset groupings. An impairment expense was recognized for these asset groupings based on the difference between the fair market value and carrying value of the asset groupings. The impairment recorded for the year ended December 31, 2015 related to Utica Shale properties and $30.9 million of the impairment recorded for the year ended December 31, 2014 related to Conventional properties.

Gain on sale of assets was $4.7 million for the year ended December 31, 2015 representing the gain on the sale of a central processing facility and certain pipelines.

Gain on reduction of pension obligations was $0 for the year ended December 31, 2015, compared to $2.2 million in the year ended December 31, 2014. Effective March 31, 2014, we froze the benefit accruals related to the defined benefit pension plan we assumed in the Oxford Acquisition, which was completed during the fiscal 2013. The plan was terminated during October 2015 and final distributions were made to all participants.

Other Income (Expense)

Gain on derivative instruments was $56.0 million for the year ended December 31, 2015 compared to $20.8 million for the year ended December 31, 2014. We received cash of approximately $37.1 million on derivative instruments that settled during the year ended December 31, 2015 and made cash payments of approximately $0.5 million on derivative instruments that settled during the year ended December 31, 2014.

Interest expense, net was $53.4 million for the year ended December 31, 2015 compared to $48.3 million for year ended December 31, 2014. The increase in interest expense during the year ended December 31, 2015 was due to the increase in the principal balance of our long term debt outstanding for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Loss on early extinguishment of debt was $59.4 million for the year ended December 31, 2015 resulting from the redemption of our outstanding 12.0% Senior PIK Notes due 2018, comprised of the make-whole premium of $47.6 million and unamortized discount and deferred financing costs of $11.8 million. There were no early extinguishment costs incurred in the year ended December 31, 2014.

Income tax benefit was $72.4 million for the year ended December 31, 2015 compared to income tax expense of $71.8 million for the year ended December 31, 2014. The income tax benefit for the year ended December 31, 2015 was due to pre-tax loss incurred during the year ended December 31, 2015, net of a valuation allowance of $292.3 million. The income tax expense for the year ended December 31, 2014 was primarily related to a charge to record the initial impact of the change in our tax status as a result of the Corporate Reorganization, partially offset by the income tax benefit of $25.8 million realized from the operating loss following the Corporate Reorganization.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	Change
Revenues (in thousands):
Natural gas sales	$69,450	$4,303	$65,147
NGLs sales	21,048	63	20,985
Oil sales	47,318	8,569	38,749

Total oil and natural gas sales	$137,816	$12,935	$124,881

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

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the year ended December 31, 2014 was $5.09 per Mcfe compared to $7.84 per Mcfe during the year ended December 31, 2013. Because we record transportation costs on two separate bases as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the years ended December 31, 2014 and 2013 are shown below:

	Year Ended December 31,		Change
	2014	2013
Average Sales Price (excluding cash settled derivatives)
Natural gas ($/Mcf)	$3.51	$3.85	$(0.34)
NGLs ($/Bbl)	39.27	48.17	(8.90)
Oil ($/Bbl)	79.54	98.22	(18.68)
Total average prices ($/Mcfe)	5.19	7.84	(2.65)

Average Realized Price (including cash settled derivatives)
Natural gas ($/Mcf)	$3.52	$3.85	$(0.33)
NGLs ($/Bbl)	39.27	48.17	(8.90)
Oil ($/Bbl)	79.54	98.22	(18.68)
Total average prices ($/Mcfe)	5.20	7.84	(2.64)

Average Realized Price (including firm transportation)
Natural gas ($/Mcf)	$3.37	$3.85	$(0.48)
NGLs ($/Bbl)	39.27	48.17	(8.90)
Oil ($/Bbl)	79.54	98.22	(18.68)
Total average prices ($/Mcfe)	5.09	7.84	(2.75)

Average Realized Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$3.38	$3.85	$(0.47)
NGLs ($/Bbl)	39.27	48.17	(8.90)
Oil ($/Bbl)	79.54	98.22	(18.68)
Total average prices ($/Mcfe)	5.09	7.84	(2.75)

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	Change
Operating expenses (in thousands):
Lease operating	$8,518	$2,576	$5,942
Transportation, gathering and compression	18,114	67	18,047
Production and ad valorem taxes	7,084	77	7,007
Depreciation, depletion and amortization	89,218	6,163	83,055
General and administrative	42,109	21,276	20,833
Operating expenses per Mcfe:
Lease operating	$0.32	$1.56	$(1.24)
Transportation, gathering and compression	0.68	0.04	0.64
Production, severance and ad valorem taxes	0.27	0.05	0.22
Depletion, depreciation and amortization	3.36	3.73	(0.37)
General and administrative	1.59	12.89	(11.30)

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

General and administrative expense was $42.1 million for the year ended December 31, 2014 compared to $21.3 million for the year ended December 31, 2013. The increase of $20.8 million during the year ended December 31, 2014 when compared to year ended December 31, 2013 is primarily due to higher salaries and benefits related to the hiring of a significant number of new employees during the year ended December 31, 2014.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include exploration expense, impairment charges and accretion of asset retirement obligation expense and gain on reduction of pension obligations. The following table details our other operating expenses for the years ended December 31, 2014 and 2013.

	2014	2013	Change
Other Operating Expenses (in thousands):
Exploration	$21,186	$3,022	$18,164
Rig termination and standby	3,283	—	3,283
Accretion of asset retirement obligations	791	364	427
Impairment of proved oil and natural gas properties	34,855	2,081	32,774
Gain on sale of assets	(960)	—	(960)
Gain on reduction of pension obligations	(2,208)	—	(2,208)

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

Impairment of unproved properties was $5.7 million for the year ended December 31, 2014 compared to $0 million for the year ended December 31, 2013. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired, we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby was $3.3 million for the year ended December 31, 2014. No such costs were incurred during the year ended December 31, 2013. We terminated two of our drilling rig contracts during the year ended December 31, 2014.

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

Gain on reduction of pension obligations was $2.2 million for the year ended December 31, 2014, compared to $0 in the year ended December 31, 2013. Effective March 31, 2014, we froze the benefit accruals related to the defined benefit pension plan we assumed in the Oxford Acquisition, which was completed during the fiscal 2013.

Other Income (Expense)

Gain on derivative instruments was $20.8 million for the year ended December 31, 2014. There was no gain or loss on derivatives in the year ended December 31, 2013 as we did not have derivative instruments in place during this period. We made cash payments of approximately $0.5 million on derivative instruments that settled during the year ended December 31, 2014.

Interest expense, net was $48.3 million for the year ended December 31, 2014 compared to $20.9 million for year ended December 31, 2013. The increase in interest expense during the year ended December 31, 2014 was due to the June 2013 and December 2013 issuances of $281.2 million and $100.0 million, respectively, of our 12% senior unsecured PIK notes due 2018, net of discounts and offering expenses, as well as the $26.9 million drawn on our Revolving Credit Facility during 2014.

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net cash provided by operations in the year ended December 31, 2015 was $80.3 million compared to $8.5 million in the year ended December 31, 2014. The increase in cash provided from operating activities from the year ended December 31, 2014 to 2015 reflects an increase in production, partially offset by higher operating costs. Net cash provided from operations is also affected by working capital changes or the timing of cash receipts and disbursements.

Net cash used in investing activities in the year ended December 31, 2015 was $437.3 million compared to $718.4 million in the year ended December 31, 2014.

During the year ended December 31, 2015, we:

•	spent $475.7 million on capital expenditures for oil and natural gas properties;

•	spent $1.7 million on property and equipment;

•	received proceeds of $40.1 million from the sale of gathering facilities and equipment; and

During the year ended December 31, 2014, we:

•	spent $731 million on capital expenditures for oil and natural gas properties;

•	spent $3.6 million on property and equipment;

•	received proceeds of $15.5 million from the sale of a central processing facility; and

•	received proceeds of $0.8 million related to the acquisition of Eclipse Operating.

Net cash provided by financing activities in the year ended December 31, 2015 decreased to $473.9 million compared to $667.9 million in the year ended December 31, 2014.

During the year ended December 31, 2015, we:

•	issued shares of common stock in a private placement transaction for proceeds to us totaling approximately $434.1 million, net of $5.9 million of issuance costs; and

•	received net proceeds of $525.2 million from the issuance of senior unsecured notes, net of debt issuance costs; and

•	paid $485.3 million for the redemption of 12.0% Senior PIK notes, comprised of outstanding principal balance of $437.3 million and make-whole premium of $47.6 million.

During the year ended December 31, 2014, we:

•	issued shares of common stock in our IPO for proceeds to us totaling approximately $544.7 million, net of $5.3 million of IPO costs;

•	received capital contributions of $124.7 million from private equity funds managed by EnCap and investment funds controlled by certain members of our management prior to the IPO.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net cash provided by operations in the year ended December 31, 2014 was $8.5 million compared to $12.4 million in the year ended December 31, 2013. The increase in cash provided from operating activities from the year ended 2013 to 2014 reflects an increase in production, partially offset by higher operating costs. Net cash provided from operations is also affected by working capital changes or the timing of cash receipts and disbursements.

Net cash used in investing activities in the year ended December 31, 2014 was $718.4 million compared to $894.3 million in the year ended December 31, 2013.

During the year ended December 31, 2014, we:

•	spent $731 million on capital expenditures for oil and natural gas properties;

•	spent $3.6 million on property and equipment;

•	received proceeds of $15.5 million from the sale of a central processing facility; and

•	received proceeds of $0.8 million related to the acquisition of Eclipse Operating.

During the year ended December 31, 2013, we:

•	spent $250 million on capital expenditures for oil and natural gas properties;

•	spent $651.8 million on the Oxford acquisition; and

•	received proceeds of $8.5 million from the sale of properties.

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

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, asset sales and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which requires substantial capital expenditures. We periodically review capital expenditures and adjust our budget based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices. We believe that our existing cash on hand, operating cash flow and available proceeds under our Revolving Credit Facility will be adequate to meet our capital and operating requirements for 2016.

Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We will continue using net cash on hand, cash flows from operations and proceeds available under our Revolving Credit Facility to satisfy near-term financial obligations and liquidity needs, and as necessary, we will seek additional sources of debt or equity to fund these requirements. Longer-term cash flows are subject to a number of variables including the level of production and prices we receive for our production as well as various economic conditions that have historically affected the natural gas and oil business. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves

As of December 31, 2015, we were in compliance with all of our debt covenants under our Revolving Credit Facility and 8.875% Senior Unsecured Notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices remain at current levels for longer than we expect, or fall to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at December 31, 2015, excluding discount, totaled $550.0 million and at December 31, 2014 totaled $422.5 million. We redeemed all of the outstanding 12.0% Senior PIK Notes on July 13, 2015 for approximately $510.7 million, including outstanding principal balance, a make-whole premium and accrued interest. (See Note 8—Debt located in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K).

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 (the “Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, we received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which we used approximately $510.7 million to finance the redemption of all of our outstanding 12.0% Senior PIK notes due 2018. We intend to use the remaining net proceeds to fund our capital expenditure plan and for general corporate purposes. (See Note 8—Debt located in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K).

The indenture governing the Notes (the “Indenture”) contains covenants that, among other things, limit the ability of our restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the Indenture. In addition, if the Notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the Indenture has then occurred and is continuing, many of such covenants will be suspended. The Indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the Indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the Notes to be enforceable, and certain events of bankruptcy or insolvency. We were in compliance with all covenants at December 31, 2015.

In February 2014, we entered into our $500 million Revolving Credit Facility, which was amended and restated on January 12, 2015. The Revolving Credit Facility matures on January 15, 2018 and includes customary affirmative and negative covenants. As of December 31, 2014, the borrowing base was $100 million and we had no outstanding borrowings. In March 2015, we had a redetermination of the borrowing base under the Revolving Credit Facility, which increased the borrowing base to $125 million. The redeterminations completed in November 2015 and February 2016 resulted in no change to the borrowing base of $125 million. After giving effect to our outstanding letters of credit issued, totaling $27.8 million, we had available borrowing capacity under our Revolving Credit Facility of $97.2 million at December 31, 2015. The borrowing base under our Revolving Credit Facility is scheduled to be redetermined semi-annually (in April and October) with our next redetermination expected to be completed by October 2016.

The Revolving Credit Facility was further amended and restated on June 11, 2015 and became effective upon the issuance of the Notes. Among other things, pursuant to this amendment, we assumed all of the rights and obligations of Eclipse I as the borrower under the Revolving Credit Facility. Furthermore, the amendment allowed for the issuance of the Notes and provided that we would not incur an immediate reduction in borrowing base under the Revolving Credit Facility as a result of the issuance of the Notes. Accordingly, the borrowing base under the Revolving Credit Facility immediately following the issuance of the Notes remained at $125.0 million until the redetermination performed during October 2015. This redetermination was completed in November 2015, resulting in no change to the borrowing base of $125.0 million.

On February 24, 2016, we amended our Revolving Credit Facility to, among other things, adjust our quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to permit the sale of certain conventional properties. The amendment to the Revolving Credit Facility also increases the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and requires us to, within 60 days of the effectiveness of the amendment, execute and deliver additional mortgages on our oil and gas properties that include at least 90% of our proved reserves.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of December 31, 2015, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	65,000	January 2016—December 2016	$3.28
Natural Gas Collar:
Floor purchase price (put)	30,000	January 2016—December 2017	$3.00
Ceiling sold price (call)	30,000	January 2016—December 2017	$3.50
Natural Gas Three-way Collars:
Floor purchase price (put)	40,000	January 2016—December 2016	$2.90
Ceiling sold price (call)	20,000	January 2016—December 2016	$3.25
Ceiling sold price (call)	20,000	January 2016—December 2016	$3.22
Floor sold price (put)	40,000	January 2016—December 2016	$2.35
Natural Gas Call/Put Options:
Put sold	16,800	January 2016—December 2016	$2.75
Call sold	40,000	January 2018—December 2018	$3.75
Basis Swaps:
	20,000	January 2016—March 2016	$0.83

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Collar:
Floor purchase price (put)	3,000	January 2016—February 2016	$55.00
Ceiling sold price (call)	3,000	January 2016—February 2016	$61.40
Oil Three-way Collar:
Floor purchase price (put)	1,000	March 2016—December 2016	$60.00
Ceiling sold price (call)	1,000	March 2016—December 2016	$70.10
Floor sold price (put)	1,000	March 2016—December 2016	$45.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	42,000	January 2016—December 2016	$0.46
	21,000	January 2016—June 2016	$0.44
	10,500	July 2016—September 2016	$0.46

(1)	The natural gas derivative contracts are settled based on the NYMEX price of natural gas at Henry Hub on the last commodity business day of the futures contract corresponding to the calculation period.

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, Citibank, N.A. and Key Bank NA. We believe both institutions currently are an acceptable credit risk. As of December 31, 2015, we did not have any past due receivables from counterparties.

Subsequent to December 31, 2015, we entered into the following derivative instruments to mitigate our exposure to both oil and gas prices:

Natural Gas:
Description	(MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Floor purchased (put)	30,000	January 2017—December 2017	$2.50
Ceiling sold (call)	15,000	January 2017—December 2017	$3.02
Ceiling sold (call)	15,000	January 2016—December 2017	$3.04

Oil:
Description	Bbls/d	Production Period	Weighted Average Price ($/Bbl)
Call Sold	1,000	January 2018—December 2018	$50.00
Swap	850	March 2016—December 2016	$45.55

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. During the year ended December 31, 2015, capital expenditures and delay rental payments on natural gas and oil properties were $309.5 million, compared to $809.4 million for the year ended December 31, 2014. Our fiscal 2015 capital program was funded by net cash flow from operations, proceeds from asset sales and proceeds from the issuances of common stock.

As a result of the current pricing environment, we reduced our 2016 capital expenditure and delay rental payment budget to $167.8 million, which represents a reduction from our corresponding 2015 amounts. We expect to fund our capital expenditures for 2016 with cash generated by operations, borrowings under our Revolving Credit Facility, proceeds from asset sales, and proceeds from additional debt or equity offerings. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets.

In addition, we may from time to time seek to pay down, retire or repurchase our outstanding debt using cash or through exchanges of other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on available funds, prevailing market conditions, our liquidity requirements, contractual restrictions in our revolving credit agreement and other factors.

Capitalization

As of December 31, 2015 and December 31, 2014, our total debt, excluding debt discount and issuance costs, and capitalization were as follows (in millions):

	2015	2014
Senior unsecured notes	$550.0	$422.5
Stockholders’ equity	620.6	1,152.7

Total capitalization	$1,170.6	$1,575.2

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services, asset retirement obligations. As of December 31, 2015 and December 31, 2014, we do not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2015. In addition to the contractual obligations listed in the table below, our balance sheet at December 31, 2015 reflects accrued interest payable on our senior unsecured Notes of $23.6 million, compared to $25.2 million as of December 31, 2014. We paid the accrued interest balance in January 2016.

The following summarizes our contractual financial obligations at December 31, 2015 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our Revolving Credit Facility, additional debt and equity issuances, and proceeds from asset sales (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Senior unsecured notes(1)	$—	$—	$—	$—	$—	$550.0	$550.0
Drilling rig commitments(2)	15.2	8.1	—	—	—	—	23.3
Firm transportation(3)	35.5	109.0	126.6	120.1	117.9	113.7	622.8
Gas processing, gathering, and compression services(4)	9.1	9.1	18.5	22.6	11.1	—	70.4
Asset retirement obligation liability(5)	—	—	—	—	—	22.5	22.5
Operating leases	0.8	0.8	0.8	0.8	0.7	2.7	6.6
Vehicle loans	0.6	0.6	0.5	0.3	—	—	2.0

	$61.2	$127.6	$146.4	$143.8	$129.7	$688.9	$1,297.6

(1)	The ultimate settlement amount and timing cannot be precisely determined in advance. See Note 8 to our consolidated financial statements as of and for the year ended December 31, 2015.
(2)	At December 31, 2015, we had a contract for the service of one rig, which expires in September 2017. We also had remaining termination obligations related to two of the three rigs that were terminated in 2015 and 2014. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest, as applicable.
(3)	We have entered into firm transportation agreements with various pipelines in order to facilitate the delivery of production to market. These contracts commit us to transport minimum daily natural gas or NGL volumes at a negotiated rate, or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent our minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.
(4)	Contractual commitments for gas processing, gathering and compression service agreements represent minimum commitments under long-term gas processing agreements as well as various gas compression agreements. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.
(5)	Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance; however, we believe it is likely that a very small amount of these obligations will be settled within the next five years.

Other

We lease acreage that is generally subject to lease expiration if operations are not commenced within a specified period, generally 5 years and approximately 53% of our leases in the Utica Core Area have a 5-year extension at our option. Based on our evaluation of prospective economics, including the cost of infrastructure to connect production, we have allowed acreage to expire and will allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Interest Rates

At December 31, 2015, we had $550.0 million as compared to $422.5 million as of December 31, 2014, of senior unsecured notes outstanding, excluding discounts, which bore interest at a fixed cash interest rate of 8.875% and was due semi-annually from the date of issuance.

In February 2014, we entered into a $500 million senior secured revolving bank credit facility, which was amended and restated on January 12, 2015, and further amended and restated on June 11, 2015 and February 24, 2016 and matures in 2018. Borrowings under our Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject semiannual redeterminations. At December 31, 2014, the borrowing base was $100 million and we had no outstanding borrowings. In March 2015, the borrowing base was redetermined, which increased the borrowing base to $125 million. The redeterminations completed in November 2015 and February 2016 resulted in no change to the borrowing base of $125 million. After giving effect to our outstanding letters of credit, totaling $27.8 million, we had available borrowing capacity under our Revolving Credit Facility of $97.2 million at December 31, 2015. The next borrowing base redetermination is expected to be completed by October 2016.

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

Proved reserves are defined by the SEC as those volumes of natural gas, NGLs, condensate and crude oil that geological and engineering data demonstrate with reasonable certainty are economically recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements which were adopted effective December 31, 2009, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in natural gas, NGLs and oil prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in our depletion rates. We cannot predict what reserve revisions may be required in future periods. Reserve estimates are reviewed and approved by our Vice President, Reservoir Engineering who reports directly to our Chief Financial Officer. To further ensure the reliability of our reserve estimates, we engage independent petroleum engineers to prepare our estimates of proved reserves at least annually. NSAI, our independent petroleum engineers, prepared 100% of our reserves in 2015, 2014, 2013 and 2012. For additional discussion, see “Item 1. Business—Proved Reserves.”

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the capitalized costs. While total depletion expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in the timing of when depletion expense is recognized. Downward revisions of proved reserves may result in an acceleration of depletion expense, while upward revisions tend to lower the rate of depletion expense recognition. Estimated reserves are used as the basis for calculating the expected future cash flows from property asset groups, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to natural gas and oil producing activities and reserve quantities in Note 19—Supplemental Oil and Gas Information to our consolidated financial statements. Changes in the estimated reserves are considered a change in estimate for accounting purposes and are reflected on a prospective basis.

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

The review is done by determining if the historical cost of proved and unproved properties less the applicable accumulated depreciation, depletion and amortization is less than the estimated undiscounted future net cash flows. The expected undiscounted future net cash flows are estimated based on our plans to produce and develop reserves. Expected undiscounted future net cash inflows from the sale of produced reserves are calculated based on estimated future prices and estimated operating and development costs. We estimate prices based upon market related information including published futures prices. The estimated future level of production, which is based on proved and risk adjusted probable reserves, has assumptions surrounding the future levels of prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. In certain circumstances, we also consider potential sales of properties to third parties in our estimates of undiscounted future cash flows. When the carrying value exceeds the sum of undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future net cash flows using a discount rate similar to that used by market participants) and the carrying value of the asset. We cannot predict whether impairment charges may be required in the future.

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

Under one type of agreement, we sell natural gas, NGLs or oil at a specific delivery point, pay transportation, gathering and compression to a third party and receive proceeds from the purchaser with no deduction. In that case, we record these costs as transportation, gatherings and compression expense. The other type of agreement is a netback arrangement under which we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this case, we record revenue at the price we received from the purchaser. In the case of NGLs, we receive a net price from the purchaser (which is net of processing costs) which is recorded in revenue at the net price. Regardless of agreement type, revenue is recorded in the month the product is delivered to the purchaser as title has transferred.

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

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 79% of our December 31, 2015 and 72% of our December 31, 2014 proved reserves were natural gas.

For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Hedging Activities.”

The following table shows the fair value of our commodity derivatives and the hypothetical change in fair value that would result from a 10% change in commodity prices at December 31, 2015:

	Fair Value	Hypothetical 10% Increase in Commodity Price	Hypothetical 10% Decrease in Commodity Price
Natural Gas	$26,708	$(14,707)	$13,866
NGLs	1,036	(790)	790
Oil	6,697	(1,215)	1,086

Interest Rate Risk

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 (the “Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any. At December 31, 2015, the cash interest rate with respect to the Notes was fixed at 8.875% and was due semi-annually from the date of issuance. The first interest payment of $25.6 million was made in January 2016.

We will be exposed to interest rate risk in the future if we draw on our Revolving Credit Facility. Interest on outstanding borrowings under our Revolving Credit Facility will accrue based on, at our option, LIBOR or the alternate base rate, in each case, plus an applicable margin that is determined based on our utilization of commitments under our Revolving Credit Facility. As of December 31, 2015, the borrowing base was $125 million and we had no outstanding borrowings. After giving effect to our outstanding letters of credit, totaling $27.8 million, we had available borrowing capacity under the Revolving Credit Facility of $97.2 million at December 31, 2015.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production which we market to energy companies, end users and refineries, and joint interest receivables.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have economic hedges in place with four counterparties. The fair value of our commodity derivative contracts of approximately $34.4 million at December 31, 2015 includes the following values by bank counterparty: Bank of Montreal $6.2 million; Citibank, N.A. $5.5 million; KeyBank N.A. $22.3 million; Morgan Stanley $0.4 million. The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at December 31, 2015 for each of the banks. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of December 31, 2015, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to its management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2016 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2016 Annual Meeting of Stockholders.

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

(3)	Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

3.2	Form of Amended and Restated Bylaws of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

4.1	Stockholders Agreement, dated June 25, 2014, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P. and Eclipse Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014).

4.2	Amended and Restated Registration Rights Agreement, dated January 28, 2015, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., Eclipse Management, L.P., Buckeye Investors L.P., GSO Capital Opportunities Fund II (Luxembourg) S.à.r.l., Fir Tree Value Master Fund, L.P., Luxor Capital Partners, LP and Luxor Capital Partners Offshore Master Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015)

4.3	Form of Common Stock Certificate of Eclipse Resources Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 2, 2014).

4.4	Indenture, dated as of July 6, 2015, between Eclipse Resources Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015).

4.5	Registration Rights Agreement, dated as of July 6, 2015, between Eclipse Resources Corporation, the guarantors party thereto and Deutsche Bank Securities Inc. on behalf of itself and as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015).

4.6	Satisfaction and Discharge of Indenture, dated as of July 6, 2015, between Eclipse Resources I, LP and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015).

10.1	Second Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2015).

10.2	First Amendment to Second Amended and Restated Credit Agreement, dated January 21, 2016, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2016).

10.3	Purchase Agreement, dated as of June 19, 2015, by and among Eclipse Resources Corporation, the subsidiary guarantors named therein and Deutsche Bank Securities Inc., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2015).

Exhibit No.	Description

10.4	Eclipse Resources Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

10.5	Master Reorganization Agreement, dated June 6, 2014, by and among Eclipse Resources I, LP, Eclipse GP, LLC, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P., Eclipse Management, L.P., Eclipse Resources Holdings, L.P., Eclipse Resources Corporation and Benjamin W. Hulburt, Christopher K. Hulburt and Thomas S. Liberatore (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 9, 2014).

10.6†	Form of Indemnification Agreement for Eclipse Resources Corporation Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 2, 2014)

10.7	Agreement of Limited Partnership of Eclipse Resources Holdings, L.P. (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 9, 2014)

10.8	Limited Partnership Agreement of Eclipse Management, L.P. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 9, 2014)

10.9†	Executive Employment Agreement dated as of August 26, 2014, by and between Eclipse Resources Corporation and Benjamin W. Hulburt (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2014)

10.10†	Executive Employment Agreement dated as of August 26, 2014, by and between Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2014)

10.11†	Executive Employment Agreement dated as of August 26, 2014, by and between Eclipse Resources Corporation and Christopher K. Hulburt (incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2014)

10.12†	Executive Employment Agreement dated as of August 26, 2014, by and between Eclipse Resources Corporation and Thomas S. Liberatore (incorporated by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2014)

10.13	Securities Purchase Agreement, dated as of December 27, 2014, by and between Eclipse Resources Corporation, CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., Buckeye Investors L.P., GSO Capital Opportunities Fund II L.P., GSO Eclipse Holdings I LP, Fir Tree Value Master Fund, L.P., Luxor Capital Partners, LP and Luxor Capital Partners Offshore Master Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2014)

10.14	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2015)

10.15	Form of Performance Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2015)

10.16	Eclipse Resources Corporation Change in Control Severance Policy, effective September 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2015).

Exhibit No.	Description

21.1*	List of Subsidiaries of Eclipse Resources Corporation

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1*	Netherland Sewell & Associates, Inc., Summary of Reserves for Unconventional Properties as of December 31, 2015 (Eclipse Resources Corporation).

99.2*	Netherland Sewell & Associates, Inc., Summary of Reserves for Conventional Properties as of December 31, 2015 (Eclipse Resources Corporation).

99.3	Netherland Sewell & Associates, Inc., Summary of Reserves at December 31, 2014 (Eclipse Resources Corporation)(Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2015)

99.4	Netherland Sewell & Associates, Inc., Summary of Reserves at December 31, 2013 (Eclipse Resources Corporation)(Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2014)

99.5	Netherland Sewell & Associates, Inc., Summary of Reserves at December 31, 2012 (Eclipse Resources Corporation)(Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2014)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

March 3, 2016	ECLIPSE RESOURCES CORPORATION (Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt Chairman, President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin W. Hulburt Benjamin W. Hulburt Chairman, President and Chief Executive Officer	March 3, 2016

/s/ Matthew R. DeNezza Matthew R. DeNezza Executive Vice President and Chief Financial Officer	March 3, 2016

/s/ Roy S. Steward Roy S. Steward Senior Vice President and Chief Accounting Officer	March 3, 2016

/s/ Christopher K. Hulburt Christopher K. Hulburt Director, Executive Vice President, Secretary and General Counsel	March 3, 2016

/s/ D. Martin Phillips D. Martin Phillips Director	March 3, 2016

/s/ Robert L. Zorich Robert L. Zorich Director	March 3, 2016

/s/ Douglas E. Swanson, Jr. Douglas E. Swanson, Jr. Director	March 3, 2016

/s/ Mark E. Burroughs, Jr. Mark E. Burroughs, Jr. Director	March 3, 2016

Signature	Date

/s/ Joseph C. Winkler, III Joseph C. Winkler, III Director	March 3, 2016

/s/ Richard D. Paterson Richard D. Paterson Director	March 3, 2016

/s/ Randall M. Albert Randall M. Albert Director	March 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eclipse Resources Corporation

We have audited the accompanying consolidated balance sheets of Eclipse Resources Corporation (a Delaware corporation) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eclipse Resources Corporation as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of debt issuance costs and the balance sheet classification of deferred taxes.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 3, 2016

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$184,405	$67,517
Accounts receivable	27,476	46,378
Assets held for sale	21,971	20,673
Other current assets	35,532	19,711

Total current assets	269,384	154,279
PROPERTY AND EQUIPMENT, AT COST
Oil and natural gas properties, successful efforts method
Unproved properties	720,159	1,044,469
Proved properties, net	265,838	670,255
Other property and equipment, net	7,971	8,103

Total property and equipment, net	993,968	1,722,827
OTHER NONCURRENT ASSETS
Other assets	2,520	2,578
Deferred income taxes	540	—

TOTAL ASSETS	$1,266,412	$1,879,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,717	$132,256
Accrued capital expenditures	10,956	51,360
Accrued liabilities	25,462	18,735
Accrued interest payable	23,809	25,187
Liabilities related to assets held for sale	18,898	—

Total current liabilities	113,842	227,538
NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs of $22.8 million and $13.7 million, respectively	527,248	408,754
Pension obligations	—	1,321
Asset retirement obligations	3,401	17,400
Other liabilities	1,367	—
Deferred income taxes	—	71,960

Total liabilities	645,858	726,973
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 222,674,270 and 160,031,115 shares issued and outstanding	2,227	1,600
Additional paid in capital	1,829,082	1,391,004
Accumulated deficit	(1,210,755)	(239,345)
Accumulated other comprehensive loss	—	(548)

Total stockholders’ equity	620,554	1,152,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,266,412	$1,879,684

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the year ended December 31,
	2015	2014	2013
REVENUES
Oil and natural gas sales	$234,601	$137,816	$12,935
Brokered natural gas and marketing	20,720	—	—

Total revenues	255,321	137,816	12,935
OPERATING EXPENSES
Lease operating	13,904	8,518	2,576
Transportation, gathering and compression	85,846	18,114	67
Production and ad valorem taxes	11,621	7,084	77
Brokered natural gas and marketing	26,173	—	—
Depreciation, depletion and amortization	244,750	89,218	6,163
Exploration	116,211	21,186	3,022
General and administrative	46,409	42,109	21,276
Rig contract termination and standby	9,672	3,283	—
Impairment of proved oil and gas properties	691,334	34,855	2,081
Accretion of asset retirement obligations	1,623	791	364
Gain on sale of assets	(4,737)	(960)	—
Gain on reduction of pension obligations	—	(2,208)	—

Total operating expenses	1,242,806	221,990	35,626

OPERATING LOSS	(987,485)	(84,174)	(22,691)
OTHER INCOME (EXPENSE)
Gain on derivative instruments	56,021	20,791	—
Interest expense, net	(53,400)	(48,347)	(20,850)
Loss on early extinguishment of debt	(59,392)	—	—
Other income	400	353	—

Total other expense, net	(56,371)	(27,203)	(20,850)

LOSS BEFORE INCOME TAXES	(1,043,856)	(111,377)	(43,541)
INCOME TAX BENEFIT (EXPENSE)	72,446	(71,799)	—

NET LOSS	$(971,410)	$(183,176)	$(43,541)

NET LOSS PER COMMON SHARE
Basic and diluted	$(4.46)	$(1.27)	$(0.58)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	217,897	144,369	75,261

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
NET LOSS	$(971,410)	$(183,176)	$(43,541)
Other comprehensive income (loss):
Pension obligation adjustment	548	(1,716)	1,168

TOTAL COMPREHENSIVE LOSS	$(970,862)	$(184,892)	$(42,373)

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, and 2013

(in thousands, except share and per share data)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2012	19,049,449	$190	$139,142	$(12,628)	$—	$126,704
Capital contributions	102,483,959	1,025	582,572	—	—	583,597
Stock-based compensation	—	—	43	—	—	43
Pension obligation adjustment	—	—	—	—	1,168	1,168
Net loss	—	—	—	(43,541)	—	(43,541)

Balances, December 31, 2013	121,533,408	$1,215	$721,757	$(56,169)	$1,168	$667,971
Capital contributions	16,966,592	170	124,497	—	—	124,667
Shares of common stock issued in initial public offering, net of offering costs	21,500,000	215	544,494	—	—	544,709
Issuance of restricted stock	31,115	—	—	—	—	—
Stock-based compensation	—	—	256	—	—	256
Pension obligation adjustment	—	—	—	—	(1,716)	(1,716)
Net loss	—	—	—	(183,176)	—	(183,176)

Balances, December 31, 2014	160,031,115	$1,600	$1,391,004	$(239,345)	$(548)	$1,152,711
Shares of common stock issued in private placement, net of offering costs	62,500,000	625	433,445	—	—	434,070
Issuance of restricted stock	143,155	2	(2)	—	—	—
Stock-based compensation	—	—	4,635	—	—	4,635
Pension obligation adjustment	—	—	—	—	548	548
Net loss	—	—	—	(971,410)	—	(971,410)

Balances, December 31, 2015	222,674,270	$2,227	$1,829,082	$(1,210,755)	$—	$620,554

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(971,410)	$(183,176)	$(43,541)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	244,750	89,218	6,163
Exploration expense	95,849	6,433	210
Pension benefit costs	259	56	575
Stock-based compensation	4,635	256	43
Impairment of proved oil and gas properties	691,334	34,855	2,081
Accretion of asset retirement obligations	1,623	791	364
Gain on reduction of pension liability	—	(2,208)	—
Gain on derivative instruments	(56,021)	(20,791)	—
Net cash receipts on settled derivatives	37,074	564	—
Net cash payments on option premiums	—	(385)	—
Gain on sale of assets	(4,737)	(960)	—
Gain on business acquisition	(400)	(353)	—
Loss on early extinguishment of debt	59,392	—	—
Deferred income taxes	(72,761)	71,667	—
Interest not paid in cash	1,232	15,721	20,294
Amortization of deferred financing costs	1,991	1,744	739
Amortization of debt discount	1,886	2,308	1,247
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20,437	(33,605)	(5,971)
Other assets	445	(1,188)	1,389
Accounts payable and accrued liabilities	24,721	29,517	27,276
Accrued liabilities—affiliate	—	(1,951)	1,569

Net cash provided by operating activities	80,299	8,513	12,438

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and natural gas properties	(475,659)	(731,013)	(250,032)
Additions to other property and equipment	(1,748)	(3,637)	(892)
Proceeds from the sale of oil and gas properties	40,139	15,460	8,497
Acquisition of business, net of cash acquired	—	754	(651,847)

Net cash used in investing activities	(437,268)	(718,436)	(894,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	538,466	—	388,000
Debt issuance costs	(13,362)	(1,232)	(7,309)
Repayments of long-term debt	(485,317)	(213)	—
Repayments (borrowings) under revolving credit facility	—	—	—
Capital contributions	—	124,667	583,597
Proceeds from issuance of common stock	440,000	550,025	—
Equity offering costs	(5,930)	(5,316)	—

Net cash provided by financing activities	473,857	667,931	964,288

Net increase (decrease) in cash and cash equivalents	116,888	(41,992)	82,452
Cash and cash equivalents at beginning of period	67,517	109,509	27,057

Cash and cash equivalents at end of period	$184,405	$67,517	$109,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$39,808	$26,020	$—
Cash paid for income taxes	$505	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$3,435	$7,554	$300
Additions of other property through debt financing	$888	$945	$—
Additions to oil and natural gas properties—changes in accounts payable, accrued liabilities, and accrued capital expenditures	$(142,665)	$126,656	$17,537
Assets and liabilities assumed in acquisition of Eclipse Resources-Ohio, LLC	$—	$—	$5,102
Assets held for sale	$(35,289)	$20,673	$—
Interest paid-in-kind	$14,786	$22,461	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

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

On June 24, 2014, prior to the completion of the IPO (as such term is defined below), a corporate reorganization was completed. As a part of this corporate reorganization, the following transactions occurred (collectively, the “Corporate Reorganization”):

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

Note 2—Basis of Presentation

The accompanying consolidated financial statements of Eclipse Resources Corporation for the period from January 1, 2014 through June 23, 2014, as contained within the year ended December 31, 2014 and as of December 31, 2013, and the year ended December 31, 2013 pertain to the historical financial statements and results of operations of Eclipse Resources I, LP, our accounting predecessor. In February 2014, Eclipse Resources Corporation was formed as a Delaware corporation for the purpose of becoming a publicly traded company and the holding company of Eclipse I. The historical financial information contained in this report relates to periods that ended prior to the completion of the IPO of Eclipse Resources Corporation. In connection with the completion of the corporate reorganization on June 24, 2014, Eclipse Resources Corporation became a holding company whose sole material asset consists of a 100% indirect ownership interest in Eclipse I. As the sole managing member of Eclipse I, Eclipse Resources Corporation is responsible for all operational, management and administrative decisions relating to Eclipse I. Accordingly, this reorganization constituted a common control transaction and the accompanying consolidated financial statements are presented as though this reorganization had occurred for the earliest period presented herein.

The accompanying consolidated financial statements are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”). All significant intercompany accounts have been eliminated in consolidation.

Preparation in accordance with U.S. GAAP requires the Company to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts. “Note 3—Summary of Significant Accounting Policies”describes our significant accounting policies. The Company’s management believes the major estimates and assumptions impacting the consolidated financial statements are the following:

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

Certain reclassifications have been made to prior years’ reported amounts in order to conform to the current year presentation. This includes reclassification of deferred income tax balances included in the consolidated balance sheets from current to long-term and the reclassification of debt issuance costs included in the consolidated balance sheets from other assets to offset our debt balances. These reclassifications were made as a result of the Company’s adoption of new accounting pronouncements and did not impact the Company’s net loss, stockholders’ equity or cash flows.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. The Company did not deem any of its accounts receivables to be uncollectable as of December 31, 2015 or December 31, 2014.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. The Company had $19.9 million and $24.1 million of accrued revenues, net of expenses at December 31, 2015 and December 31, 2014, respectively, which were included in accounts receivable within the Company’s consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	December 31, 2015	December 31, 2014
Oil and natural gas properties:
Unproved	$720,159	$1,044,469
Proved	1,288,609	802,112

Gross oil and natural gas properties	2,008,768	1,846,581
Less accumulated depreciation, depletion and amortization	(1,022,771)	(131,857)

Oil and natural gas properties, net	985,997	1,714,724
Other property and equipment	10,753	8,912
Less accumulated depreciation	(2,782)	(809)

Other property and equipment, net	7,971	8,103

Property and equipment, net	$993,968	$1,722,827

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $2.8 million, $9.1 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Property and Equipment

Other property and equipment include land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

(d) Accrued Liabilities

A summary of accrued liabilities is as follows (in thousands):

	December 31, 2015	December 31, 2014
Ad valorem and production taxes	$14,231	$5,170
Employee compensation	6,628	8,154
Royalties	3,196	4,023
Other	1,407	1,388

Total accrued liabilities	$25,462	$18,735

(e) Revenue Recognition

Oil and natural gas sales revenue is recognized when produced quantities of oil and natural gas are delivered to a custody transfer point such as a pipeline, processing facility or a tank lifting has occurred, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sales is reasonably assured and the sales price is fixed or determinable. Revenues from the sales of natural gas, crude oil or NGLs in which the Company has an interest with other producers are recognized using the sales method on the basis of the Company’s net revenue interest. The Company had no material imbalances as of December 31, 2015 and December 31, 2014.

In accordance with the terms of joint operating agreements, from time to time, the Company may be paid monthly fees for operating or drilling wells for outside owners. The fees are meant to recoup some of the operator’s general and administrative costs in connection with well and drilling operations and are accounted for as credits to general and administrative expense.

Brokered natural gas and marketing revenues include revenues from brokered gas or revenue the Company receives as a result of selling and buying natural gas that is not related to its production and revenue from the release of transportation capacity. The Company realizes brokered margins as a result of buying and selling natural gas utilizing separate purchase and sale transactions, typically with separate counterparties, whereby the Company or the counterparty takes title to the natural gas purchased or sold. Revenues and expenses related to brokering natural gas are reported gross as part of revenue and expense in accordance with U.S. GAAP. The Company considers these activities as ancillary to its natural gas sales and thus report them within one operating segment.

(f) Major Customers

The Company sells production volumes to various purchasers. For the years ended December 31, 2015, 2014 and 2013, there were four, two and four customers, respectively, that accounted for 10% or more of the total natural gas, NGLs and oil sales. The following table sets forth the Company’s major customers and associated percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Purchaser
Antero Resources Corporation	19%	47%	38%
ARM Energy Management	11%	25%	—
Devco Oil Inc.	—	—	24%
Dominion Resources Inc.	—	—	13%
Enlink Midstream Operating	21%	—	—
Ergon	—	—	12%
Sequent Energy Management	19%	—	—

Total	70%	72%	87%

Management believes that the loss of any one customer would not have a material adverse effect on the Company’s ability to sell natural gas, NGLs and oil production because it believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships or that those relationships will result in an increased number of purchasers.

(g) Concentration of Credit Risk

The following table summarizes concentration of receivables, net of allowances, by product or service as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014
Receivables by product or service:
Sale of oil and natural gas and related products and services	$19,858	$22,777
Joint interest owners	3,095	20,666
Derivatives	4,523	2,935

Total	$27,476	$46,378

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s commodity unsettled derivative contracts is a net asset position of $34.4 million and $19.0 million at December 31, 2015 and 2014, respectively. Other than as provided by the revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are they required to provide credit support to the Company. As of December 31, 2015, the Company did not have past-due receivables from or payables to any of the counterparties.

(h) Accumulated Other Comprehensive Income (Loss)

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Company they include a pension benefit plan that requires the Company to (i) recognize the overfunded or underfunded status of a defined benefit retirement plan as an asset or liability in its balance sheet and (ii) recognize changes in that funded status in the year in which the changes occur through other comprehensive loss. The Company’s pension plan was underfunded by $1.3 million at December 31, 2014. Effective March 31, 2014, benefit accruals in the plan were frozen resulting in a gain on reduction of pension liability of $2.2 million for the year ended December 31, 2014. The Company’s pension plan was terminated in October 2015 and lump sum payments were made in final settlement to all remaining participants.

(i) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion, and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties for the years ended December 31, 2015, 2014 and 2013 totaled approximately $242.9 million, $88.4 million and $5.9 million, respectively.

Through September 30, 2014, the Company calculated depletion of proved properties at the individual unit level. Effective October 1, 2014, the Company changed its estimate for calculating depletion expense of proved properties to be performed at the field level consistent with the assessment for impairment of proved property costs.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation for the years ended December 31, 2015, 2014, and 2013 totaled approximately $1.8 million, $0.8 million and $0.3 million, respectively. This amount is included in DD&A expense in the consolidated statements of operations.

(j) Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.

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

The review of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. As a result of the decline in commodity prices, the Company recognized impairment expenses of approximately $691.3 million for the year ended December 31, 2015 relating to proved properties in the Utica Shale and $34.9 million for the year ended December 2014, of which approximately $30.9 million related to the Company’s Conventional properties.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of $95.6 million, $5.7 million, and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in impairment charges during the year ended December 31, 2015 is the result of an increase in expected lease expirations due to the reduction in the Company’s planned future drilling activity due to the current pricing environment. These costs are included in exploration expense in the consolidated statements of operations.

(k) Income Taxes

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

ASC Topic 740 “Income Taxes” provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the uncertain tax position guidance and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not recorded a reserve for any uncertain tax positions to date.

(l) Fair Value of Financial Instruments

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

(m) Derivative Financial Instruments

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

(n) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with Topic ASC 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% and 9.89% for the years ended December 31, 2015 and 2014, respectively.

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

The following table sets forth the changes in the Company’s ARO liability for the period indicated (in thousands):

	2015	2014	2013
Asset retirement obligations, beginning of period	$17,400	$9,055	$13
Liabilities associated with assets held for sale	(19,057)	—	—
Revisions of prior estimates	2,913	6,470	—
Additional liabilities incurred	522	1,084	300
Assumption of Oxford asset retirement obligations	—	—	8,378
Accretion	1,623	791	364

Asset retirement obligations, end of period	$3,401	$17,400	$9,055

The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to ARO represent a significant nonrecurring Level 3 measurement.

(o) Lease Obligations

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

(p) Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

(q) Segment Reporting

The Company operates in one industry segment: the oil and natural gas exploration and production industry in the United States. All of its operations are conducted in one geographic area of the United States. All revenues are derived from customers located in the United States.

(r) Debt Issuance Costs

The expenditures related to issuing debt are capitalized and reported as a reduction of the Company’s debt balance in the accompanying balance sheets. These costs are amortized over the expected life of the related instruments using the effective interest rate method. When debt is retired before maturity or modifications significantly change the cash flows, related unamortized costs are expensed.

(s) Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which expands upon the guidance on the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company has elected early adoption of this standard as of December 31, 2015. The adoption of this standard resulted in the reclassification of approximately $5.3 million of debt issuance costs from current assets to long-term debt as of December 31, 2014.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. This guidance allows for either prospective or retrospective application for financial statements issued after December 15, 2016, with early adoption permitted. The Company has elected early adoption of this standard as of December 31, 2015 with retrospective application. The adoption of this standard resulted in the reclassification of approximately $5.2 million of deferred taxes from current liabilities to noncurrent liabilities as of December 31, 2014.

(t) Cash Flow Revision

The Company revised the presentation of delay rentals and geological and geophysical costs within the consolidated statements of cash flows for the years ended December 31, 2014 and 2013 to conform to the current period presentation. Previously, such costs had been presented as cash outflows from investing activities; however, U.S. GAAP requires such costs to be presented as cash outflows from operating activities. This revision resulted in a reduction to cash flows provided by operating activities and a corresponding reduction to cash flows used in investing activities of approximately $14.8 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively, compared to the previously reported amounts. The Company evaluated the materiality of this error on both a quantitative and qualitative basis under the guidance of ASC 250—Accounting Changes and Error Corrections and determined that it did not have a material impact to previously issued financial statements.

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

The Eclipse Resources-Ohio, LLC Acquisition

On June 26, 2013, Eclipse I acquired 100% of the outstanding equity interests of Oxford (the “Oxford Acquisition”). Oxford held interests in approximately 181,000 net acres of Utica Shale leaseholds, and related producing properties located primarily in Belmont, Guersney, Monroe, Noble, and Harrison Counties in Ohio along with various other related rights, permits, contracts, equipment and other assets. The aggregate purchase price totaled $652.5 million in cash. The acquisition provided strategic additions adjacent to the Company’s core project area.

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

Immediately prior to the completion of the Oxford Acquisition, Oxford merged into Eclipse Resources—Ohio, LLC (“Eclipse Ohio”). Eclipse Ohio is party to various lawsuits, primarily related to the validity of certain oil and gas leases (see “Note 14—Commitments and Contingencies”).

Note 5—Sale of Oil and Natural Gas Property Interests

Facility and Pipeline Sales

During the year ended December 31, 2014, the Company sold a central processing facility for proceeds of $16.8 million, of which $15.5 million had been received by December 31, 2014. The proceeds exceeded the Company’s cost basis in the facility, resulting in a gain of approximately $1.0 million during 2014.

During the year ended December 31, 2015, the Company sold a second central processing facility and certain pipelines. The transaction resulted in proceeds of $36.0 million and a gain on sale of assets of $4.8 million, which was recorded during the year ended December 31, 2015. These assets were classified as assets held for sale as of December 31, 2014.

Additional pipeline assets were sold during the year ended December 31, 2015, which resulted in proceeds of approximately $2.8 million and a loss on sale of assets of approximately $0.1 million.

Acreage Trades

During the year ended December 31, 2015, the Company completed acreage trades with various working interest owners totaling approximately 10,500 acres. The exchanges were accounted for at net book value, with no gain or loss recognized. One of the trades involved the exchange of approximately 7,000 acres and the Company received a credit of $17.5 million related to reimbursement of capital expenditures, which was recorded as a reduction of oil and natural gas properties. No other trades involved more than 1,500 acres and no significant cash was paid or received related to these other trades.

Assets Held for Sale

As of December 31, 2015, the Company was actively negotiating the sale of its Conventional oil and gas properties and related equipment, which is expected to be completed during 2016. As a result, costs related to these properties of approximately $21.8 million and corresponding asset retirement obligations of approximately $19.1 million have been classified as held for sale in the consolidated balance sheets as of December 31, 2015. In addition, approximately $0.2 million of pipeline assets were classified as held for sale as of December 31, 2015.

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of December 31, 2015, the Company’s derivative instruments were with Bank of Montreal, Citibank, N.A., and Key Bank, N.A. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of December 31, 2015, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	65,000	January 2016—December 2016	$3.28
Natural Gas Collar:
Floor purchase price (put)	30,000	January 2016—December 2017	$3.00
Ceiling sold price (call)	30,000	January 2016—December 2017	$3.50
Natural Gas Three-way Collars:
Floor purchase price (put)	40,000	January 2016—December 2016	$2.90
Ceiling sold price (call)	20,000	January 2016—December 2016	$3.25
Ceiling sold price (call)	20,000	January 2016—December 2016	$3.22
Floor sold price (put)	40,000	January 2016—December 2016	$2.35
Natural Gas Call/Put Options:
Put sold	16,800	January 2016—December 2016	$2.75
Call sold	40,000	January 2018—December 2018	$3.75
Basis Swaps:
	20,000	January 2016—March 2016	$0.83

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Collar:
Floor purchase price (put)	3,000	January 2016—February 2016	$55.00
Ceiling sold price (call)	3,000	January 2016—February 2016	$61.40
Oil Three-way Collar:
Floor purchase price (put)	1,000	March 2016—December 2016	$60.00
Ceiling sold price (call)	1,000	March 2016—December 2016	$70.10
Floor sold price (put)	1,000	March 2016—December 2016	$45.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	42,000	January 2016—December 2016	$0.46
	21,000	January 2016—June 2016	$0.44
	10,500	July 2016—September 2016	$0.46

Fair values and gains (losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

Derivatives not designated as hedging instruments under ASC 815	Gross Amount	Netting Adjustments(a)	Net Amount Presented in the Balance Sheets	Balance Sheet Location
As of December 31, 2015
Assets
Commodity derivatives—current	$41,199	$(8,158)	$33,041	Other current assets
Commodity derivatives—noncurrent	4,594	(3,194)	1,400	Other assets

Total assets	$45,793	$(11,352)	$34,441

Liabilities
Commodity derivatives—current	$(8,158)	$8,158	$—
Commodity derivatives—noncurrent	(3,194)	3,194	—

Total liabilities	$(11,352)	$11,352	$—

Derivatives not designated as hedging instruments under ASC 815	Gross Amount	Netting Adjustments(a)	Net Amount Presented in the Balance Sheets	Balance Sheet Location
As of December 31, 2014
Assets
Commodity derivatives—current	$22,349	$(5,012)	$17,337	Other current assets
Commodity derivatives—noncurrent	1,741	(44)	1,697	Other assets

Total assets	$24,090	$(5,056)	$19,034

Liabilities
Commodity derivatives—current	$(5,012)	$5,012	$—
Commodity derivatives—noncurrent	(44)	44	—

Total liabilities	$(5,056)	$5,056	$—

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the consolidated statements of operations for the periods presented (in thousands):

	Location of Gain (Loss)	Years Ended December 31,
		2015	2014	2013
Commodity derivatives	Gain on derivative instruments	$56,021	$20,791	$—

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

	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2015: (in thousands)
Commodity derivative instruments	$—	$34,441	$—	$34,441

Total	$—	$34,441	$—	$34,441

As of December 31, 2014: (in thousands)
Commodity derivative instruments	$—	$19,034	$—	$19,034

Total	$—	$19,034	$—	$19,034

Nonfinancial Assets and Liabilities

Assets and liabilities acquired in business combinations are recorded at their fair value on the date of acquisition. Significant Level 3 assumptions associated with the calculation of future cash flows used in the analysis of fair value of the oil and natural gas property acquired include the Company’s estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates, and other relevant data. Additionally, fair value is used to determine the inception value of the Company’s AROs. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to the Company’s ARO represent a nonrecurring Level 3 measurement. (See Note 3(n)).

The Company reviews its proved oil and natural gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. Significant assumptions associated with the calculation of future cash flows used in the impairment analysis include the estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates and other relevant data. As such, the fair value of oil and natural gas properties used in estimating impairment represents a nonrecurring Level 3 measurement. (See Note 3(j)).

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts due, except for long-term debt. (see “Note 8—Debt”)

Note 8—Debt

12.0% Senior Unsecured PIK Notes Due 2018

On June 26, 2013, the Company completed a private placement offering of an initial aggregate principal amount of $300 million, with an additional $100 million notes option, at the discretion of the Company, of 12% Senior Unsecured PIK Notes due in 2018 (the “12.0% Senior PIK Notes”). The 12.0% Senior PIK Notes were issued at 96% of par and the Company received $280.7 million of net cash proceeds, after deducting the discount to initial purchasers of $12 million and offering expenses of $7.3 million. In December 2013, the Company exercised its option and issued an additional $100 million of 12.0% Senior PIK Notes with the same terms, at par. The Company received $100 million net cash proceeds, as no discounts and $0.2 million of offering expenses were incurred in connection with the exercise of the option.

The Company had the right to redeem all or a portion of the 12.0% Senior PIK Notes prior to the 2-year anniversary of the final funding date, which the Company referred to as the Non-Call Period, by paying a redemption price equal to 100.0% times a “make whole premium” equal to the greater of 106.0% or an amount computed under the Indenture governing the 12.0% Senior PIK Notes (the “Indenture”) plus accrued and unpaid interest. After the Non-Call Period, the Company could redeem all or a part of the 12.0% Senior PIK Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest:

Year following expiration of the Non-Call Period	Redemption Price
Year 1	106.00%
Year 2	103.00%
Year 3 and thereafter	100.00%

At the Company’s option, for the first 2 semi-annual interest payments following the issue date, interest may be paid by increasing the principal amount of the 12.0% Senior PIK Notes or by issuing payment in kind (“PIK”) securities. Interest paid by issuing PIK securities accrues at 13%, interest paid by cash accrued at 12%. At the Company’s option, for the subsequent four semi-annual interest payments thereafter, interest could be paid in the form of 6.0% per annum in cash and 7.0% per annum in PIK securities. Thereafter, interest could only be paid as cash interest. Interest was payable on July 15 and January 15 each year, beginning in January 2014. The Company elected to settle its accrued interest payable on January 15, 2014 by issuing PIK securities of $22.5 million and settle its accrued interest payable on July 15, 2014 with a cash payment of $25.3 million. The Company elected to settle its accrued interest payable on January 15, 2015 by issuing PIK securities of $14.8 million and a cash payment of $12.7 million.

As of December 31, 2014, the principal amount outstanding related to the 12.0% Senior PIK Notes was $422.5 million. The Company redeemed all of the outstanding balance of the 12.0% Senior PIK Notes on July 13, 2015 for approximately $510.7 million, including outstanding principal balance of $437.3 million, a make-whole premium of $47.6 million, and accrued interest of $25.8 million. The make-whole premium plus unamortized discount and deferred financing costs of $11.8 million were charged to loss on early extinguishment of debt, totaling $59.4 million. The amount paid for the make-whole premium has been included as a financing activity in the consolidated statement of cash flows.

Prior to the redemption of these notes, the Company amortized $1.9 million, $4.1 million, and $1.2 million of deferred financing costs and debt discount to interest expense using the effective interest method for the years ended December 31, 2015, 2014 and 2013, respectively.

8.875% Senior Unsecured Notes Due 2023

On July 6, 2015, the Company issued $550 million in aggregate principal amount of 8.875% Senior Unsecured Notes due 2023 (the “Notes”) at an issue price of 97.903% of principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside of the United States in compliance with Rule S under the Securities Act. Upon closing, the Company received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers discounts and offering expenses, of which the Company used approximately $510.7 million to finance the redemption of all of its outstanding 12.0% Senior PIK Notes. The Company intends to use the remaining proceeds to fund its capital expenditure plan and for general corporate purposes. The fair value of the Notes at December 31, 2015 was approximately $262.6 million.

During the year ended December 31, 2015, the Company amortized $1.5 million of deferred financing costs and debt discount to interest expense using the effective interest method.

The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the Indenture. In addition, if the Notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the Indenture has then occurred and is continuing, many of such covenants will be suspended. The Indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the Indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the Notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the Indenture at December 31, 2015.

Revolving Credit Facility

During the first quarter of 2014, the Company entered into a $500 million senior secured revolving bank credit facility (the “Revolving Credit Facility”) that matures in 2018. Borrowings under the Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of the Company’s proved properties and commodity hedge positions and are subject to quarterly redeterminations through April 1, 2015 and semiannual redeterminations thereafter. At December 31, 2015, the borrowing base was $125 million and the Company had no outstanding borrowings. After considering outstanding letters of credit issued by the Company, totaling $27.8 million, the Company had available capacity on the Revolving Credit Facility of $97.2 million at December 31, 2015. In February 2016, the semi-annual redetermination of the borrowing base was completed, resulting in no change to the borrowing base of $125 million.

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

On February 24, 2016, the Company amended its Revolving Credit Facility to, among other things, adjust our quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to permit the sale of certain conventional properties. The amendment to the Revolving Credit Facility also increases the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and requires the Company to, within 60 days of the effectiveness of the amendment, execute and deliver additional mortgages on our oil and gas properties that include at least 90% of our proved reserves.

The Revolving Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Revolving Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the Revolving Credit Facility as of December 31, 2015. Commitment fees on the unused portion of the Revolving Credit Facility are due quarterly at rates ranging from 0.375% to 0.50% of the unused facility based on utilization.

Note 9—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense of $0.9 million, $0.4 million and $0.2 million related to matching contributions for the years ended December 31, 2015, 2014 and 2013, respectively.

Defined Benefit Plan

The Company maintained a defined benefit pension plan until October 2015. The plan covered 28 employees, of which two were retired, four had deferred vested termination, and one was a survivor. Benefits were based on the employees’ years of service and compensation. As a result of the Oxford Acquisition (refer to “Note 4” above) on June 26, 2013, the Company assumed the defined benefit pension plan, and therefore, no pension benefit plan was in effect prior to such date. Effective March 31, 2014, benefit accruals in the plan were frozen resulting in a gain on reduction of pension liability of $2.2 million for the year ended December 31, 2014. The plan was terminated during October 2015 and lump sum payments were made to the remaining participants.

The authoritative guidance for defined benefit pension plans requires an employer to recognize the overfunded or underfunded status as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

A summary of the pension benefit obligation as of the years ended December 31, 2015 and 2014 is set forth in the below tables (in thousands):

	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$6,800	$9,018
Service cost	—	70
Interest cost	239	335
Gain on reduction of pension liability	—	(2,208)
Actuarial (gain) loss	(775)	1,616
Benefits paid	(6,264)	(2,031)

Benefit obligation at end of period	$—	$6,800

Change in plan assets
Fair value of plan assets at beginning of year	$5,479	$7,521
Actual return on plan assets	14	(11)
Employer contributions	771	—
Benefit paid	(6,264)	(2,031)

Fair value of plan assets at December 31, 2014	$—	$5,479

The funding level of the qualified pension plan is in compliance with standards set by applicable law or regulation. As shown in the table below, the current pension plan was underfunded at December 31, 2014. The plan was terminated during October 2015.

	2015	2014
	(in thousands)
Assets in excess of (less than) benefit obligation at December 31,
Vested amount	$—	$(6,800)
Additional benefits required	—	—

Projected benefit obligation	—	(6,800)
Funded amount	—	5,479

Unfunded amount	$—	$(1,321)

Other amounts recognized in other comprehensive loss during the year ended December 31,
Assets in excess of (less than) benefit obligation at end of period	$—	$(1,321)
Amounts recorded in the consolidated balance sheet consist of:
Accrued benefit liability	—	(1,321)

Total recorded	$—	$(1,321)

Beginning amount recorded in other accumulated comprehensive income (loss)	$(548)	$1,168
Amounts recorded in accumulated other comprehensive income (loss) consist of:
Pension obligation adjustment, net of tax	548	(1,716)

Total recorded in accumulated other comprehensive income	$—	$(548)

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

	For the Year Ended December 31,
	2015	2014	2013
Weighted average assumptions to determine benefit obligation
Discount rate		3.75%	4.75%
Expected rate of return		6.00%	6.00%
Rate of compensation increase		4.00%	4.00%
Inflation		3.00%	3.00%
Components of net periodic benefit cost (in thousands)
Service cost	$—	$70	$144
Interest cost	239	335	203
Expected return on plan assets	(246)	(448)	(195)
Amortization of transition obligation	—	70	140
Amortization of net (gain) loss	42	29	—
Effect of settlement	224	—	—

Net period benefit cost	$259	$56	$292

The Company’s investment strategy for benefit plan assets reflects a long-term view, a careful assessment of the risks inherent in various asset classes and broad diversification to reduce the risk of the portfolio. The Company, along with its investment manager, determined the investment policies and strategies for the plan assets to determine the allocations to the various asset classes based on the results of the studies targeted percentages. The following tables below set forth the breakout of asset categories as of December 31, 2014 (in thousands):

December 31, 2014
Plan assets by category
Equity securities	$—
Debt securities	5,392
Cash	87

Total assets	$5,479

Plan assets by category
Equity securities	N/A
Debt securities	98.4%
Cash	1.6%

Total assets	100%

The following table sets forth by level, within the fair value hierarchy, the fair value of pension assets as of December 31, 2014 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Pension assets	$5,206	273	—	$5,479

The fair value measurement levels are accounting terms that refer to different methods of valuing assets. The terms do not represent the relative risk or credit quality of an investment.

Note 10—Stock-Based Compensation

The Company is authorized to grant up to 16,000,000 shares of common stock under its 2014 Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 14,367,022 shares are available for future grant under the Plan as of December 31, 2015.

Our stock based compensation expense is as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Restricted stock units	$2,408	$—	$—
Performance units	1,297	—	—
Restricted stock issued to directors	827	138	—
Incentive units	103	118	43

Total expense	$4,635	$256	$43

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of December 31, 2015, there was $5.0 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.2 years. A summary of restricted stock unit awards activity during the year ended December 31, 2015 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2014	—	$—	$—
Granted	1,114,700	7.08
Vested	(10,659)	7.13
Forfeited	(103,989)	7.13

Total awarded and unvested, December 31, 2015	1,000,052	$7.07	$1,820

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of December 31, 2015, there was $2.9 million of total unrecognized compensation cost related to performance units, which is expected to be recognized over a weighted-average period of 2.2 years. A summary of performance stock unit awards activity during the year ended December 31, 2015 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands
Total awarded and unvested, December 31, 2014	—	$—	$—
Granted	469,368	8.77
Vested	—	—
Forfeited	(10,712)	8.77

Total awarded and unvested, December 31, 2015	458,656	$8.77	$417

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.

Restricted Stock Issued to Directors

On October 7, 2014, the Company issued an aggregate of 31,115 restricted shares of common stock to its seven non-employee members of its Board of Directors, which became fully vested on June 25, 2015. For the years ended December 31, 2015 and 2014, the Company recognized expense of approximately $0.3 million and $0.1 million, respectively, related to these awards.

On May 11, 2015, the Company issued an aggregate of 132,496 restricted shares of common stock to its seven non-employee members of its Board of Directors, which become fully vested on May 11, 2016. For the year ended December 31, 2015, the Company recognized expense of approximately $0.6 million related to these awards. As of December 31, 2015, there was $0.3 million of total unrecognized compensation cost related to restricted stock issued to Directors.

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

Total compensation cost related to the Incentive Units was $0.1 million for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, there was $0.5 million of total unrecognized compensation cost related to Incentive Units, which is expected to be recognized over a weighted-average period of approximately 6 years.

The determination of the fair value of the incentive unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of an exit event, forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.

Note 11—Equity

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

Private Placement of Common Stock

On December 27, 2014, the Company entered into a Securities Purchase Agreement with private equity funds managed by EnCap Investments L.P., entities controlled by certain members of the Company’s management team and certain other institutional investors pursuant to which the Company issued and sold to such purchasers an aggregate of 62,500,000 shares of common stock at a price of $7.04 per share pursuant to the exemptions from registration provided in Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act (the “Private Placement”).

On January 28, 2015, the Company closed the Private Placement and received net proceeds of approximately $434 million (after deducting placement agent commissions and estimated expenses), which the Company intends to use to fund its capital expenditure plan and for general corporate purposes. Upon the closing of the Private Placement, the Company amended and restated the existing registration rights agreement that was entered into upon the closing of its IPO in order to provide the purchasers with certain registration rights with respect to the stock they purchased in the Private Placement. The Company completed the registration of the shares during the third quarter of 2015.

Note 12—Earnings (Loss) Per Share

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with any stock awards that have been granted to directors and employees. In accordance with FASB ASC Topic 260, awards of non-vested shares shall be considered to be outstanding as of the grant date for purposes of computing diluted EPS even though their exercise is contingent upon vesting. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is antidilutive. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the years ended:

(in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013
Loss (numerator):
Net loss	$(971,410)	$(183,176)	$(43,541)
Weighted-average shares (denominator):
Weighted-average number of shares of common stock—basic and diluted	217,897	144,369	75,261
Loss per share:
Basic and diluted	$(4.46)	$(1.27)	$(0.58)

Note 13—Related Party Transactions

In December 2010, Eclipse Operating was formed by members of the Company’s management team for purposes of operating Eclipse I. The Company’s Chairman, President and Chief Executive Officer, Executive Vice President, Secretary and General Counsel and Executive Vice President and Chief Operating Officer each owned 33% of the membership units of Eclipse Operating. Eclipse Operating provided administrative and management services to Eclipse I under the terms of an Administrative Services Agreement. In connection with the Corporate Reorganization, Eclipse I acquired of all the outstanding equity interests of Eclipse Operating for $0.1 million, which is the amount of the aggregate capital contributions made to Eclipse Operating by its members. As a result, Eclipse Operating became a wholly owned subsidiary of Eclipse I.

Under the terms of the Administrative Services Agreement, Eclipse I paid Eclipse Operating a monthly management fee equal to the sum of all general and administrative expenditures incurred in the management and administration of Eclipse I’s operations. These costs included salaries, wages and benefits, rent, insurance, and other expenses and costs required to operate Eclipse I. These expenses were billed in arrears at the actual cost to Eclipse Operating. During the period from January 1, 2014 to June 23, 2014, the Company’s management fee to Eclipse Operating was $15.6 million. The Company’s management fee to Eclipse Operating was $14.7 million, for the year ending December 31, 2013. These expenses are classified within “Operating expenses—General and administrative” in the consolidated statements of operations.

As of December 31, 2014, the Company had recorded an accrued liability of approximately $1.0 million related to an estimated final distribution of the assets of Eclipse Operating. The actual distribution of approximately $0.6 million was distributed equally among the three former shareholders during 2015 and the remaining $0.4 million reflected as a reduction of initial gain recorded on the acquisition of Eclipse Operating, which is classified within “Other income” in the consolidated statements of operations.

During the years ended December 31, 2015 and 2014, the Company incurred approximately $0.3 million and $0.2 million, respectively, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer. The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

Note 14—Commitments and Contingencies

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

In addition, many of the Company’s other oil and gas leases in Ohio contain provisions identical or similar to those found in the challenged Oxford lease. As of March 3, 2016, we are a party to one other lawsuit that makes allegations similar to those made by the lessor in the West lawsuit. This lawsuit, together with the West case, affect approximately 157 gross (157 net) leasehold acres and were capitalized on our balance sheets as of December 31, 2015 and 2014 at $0.6 million.

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

On September 26, 2014, the Ohio Court of Appeals for the Seventh Appellate District (the “Appellate Court”), the same appellate court that will decide the Company’s appeal in the West case, issued its decision in the case of Clyde Hupp et al. v. Beck Energy Corporation (“Hupp v. Beck Energy”), an appeal of a Monroe County trial court decision upon which the trial court in West based its decision. The Appellate Court held that while Ohio law disfavors perpetual leases, courts in Ohio have not found them to be per se illegal or void from their inception. The Appellate Court further held that the trial court misinterpreted both the pertinent lease provisions and Ohio law on the subject and erred in concluding that the Beck Energy lease is a no-term, perpetual lease that is void ab initio as against public policy. On November 7, 2014, the plaintiff landowners filed an appeal of the Appellate Court’s decision with the Supreme Court of Ohio, which was accepted by the Supreme Court of Ohio on January 28, 2015. On March 2, 2015, the Appellate Court stayed all proceedings in the Company’s appeal in the West case pending a decision by the Supreme Court of Ohio in the Hupp v. Beck Energy appeal. On January 21, 2016, the Supreme Court of Ohio affirmed the Appellate Court’s decision in Hupp v. Beck Energy and held that the subject lease was not perpetual and not void as against public policy. As a result of such ruling, on February 26, 2016, the Appellate Court lifted the stay of the Company’s appeal in the West case, and therefore, the Company’s appeal will move forward in the Appellate Court.

The Company believes that there are strong grounds for appeal of the West decision, and therefore, the Company intends to pursue all available appellate rights, and to vigorously defend against the claims in this lawsuit. Based on the merits of the Company’s appeal and the favorable holdings in the Hupp v. Beck Energy appellate decisions described above, the Company believes that it is not probable that trial court’s decision in West will be upheld in the appeal or that the Company will incur a material loss in the lawsuit. The Company has not recorded an accrual for the potential losses attributable to this lawsuit.

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

The Company leases office space under operating leases that expire between the years 2016—2025. Rent expense related to the lease agreements for the years-ended December 31, 2015, 2014 and 2013 was $1.1 million and $0.3 million, and $0.1 million, respectively.

The following is a schedule by year, of the future minimum lease payments required under the lease agreements as of December 31, 2015 (in thousands).

2016	844
2017	767
2018	771
2019	771
2020	730
Thereafter	2,736

Total minimum lease payments	$6,619

Note 15—Income Tax

For the year ended December 31, 2015, the Company’s annual effective tax rate is a benefit of approximately 6.94%. The Company incurred a tax loss in the current year (due principally to pre-tax loss) and thus, no current federal income taxes will be due. This tax loss results in a net operating loss carryforward at December 31, 2015. Management assessed the realizability of the Company’s deferred tax assets based on the more likely than not standard. Management considered several factors such as: (i) the Company’s short tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net federal tax attribute carryforwards are realizable. As such, the Company has provided a valuation allowance of $292 million as of December 31, 2015.

	For the Year Ended December 31, (1)
	2015	2014
Current
Federal	$—	$—
State	315	132

Total current	315	132

Deferred
Federal	(72,413)	71,838
State	(348)	(171)

Total deferred	(72,761)	71,667

Total income tax expense (benefit)	$(72,446)	$71,799

(1)	For the 2013 comparable period, the calculation is not applicable as the Company was not a taxable entity until June 25, 2014.

The Company’s income tax expense differs from the amount derived by applying the statutory federal rate to pretax loss principally due the effect of the following items (in thousands):

	For the Year Ended December 31, (1)
	2015	2014
Loss before income taxes	$(1,043,856)	$(111,377)
Statutory rate	35%	35%

Income tax benefit computed at statutory rate	(365,350)	(38,982)
Reconciling items:
Non-deductible pre-IPO loss	—	13,264
State income taxes	(21)	(39)
Other, net	795	71
Change in tax status	—	97,609
Gain on acquisition of Eclipse Operating	(141)	(124)
Change in valuation allowance	292,271	—

Income tax expense (benefit)	$(72,446)	$71,799

(1)	For the 2013 comparable period, the calculation is not applicable as the Company was not a taxable entity until June 25, 2014.

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below (in thousands):

	For the Year Ended December 31, (1)
	2015	2014
Deferred tax asset:
Oil and gas properties and equipment	$235,884	$—
Federal tax loss carryforwards	65,491	127,497
State effect of deferreds	540	125
Other, net	3,434	2,808

Deferred tax asset	305,349	130,430
Valuation allowance	(292,271)	—

Net deferred tax assets	$13,078	$130,430

Deferred tax liability:
Oil and gas properties and equipment	$—	$194,900
Derivative instruments and other	12,054	6,966
Other, net	484	524

Net deferred tax liability	$12,538	$202,390

Reflected in the accompanying consolidated balance sheet as:
Net deferred tax asset	$540	$—
Net deferred tax liability	$—	$71,960

The Company has U.S. federal tax loss carryforwards (“NOL”) of approximately $187 million as of December 31, 2015. The NOL carryforwards will begin to expire in 2034. The tax year ended December 31, 2014 will remain open to examination under the applicable statute of limitations in the U.S. and other jurisdictions in which the Company and its subsidiaries file income tax returns. However, the statute of limitations for examination of NOLs and other similar attribute carryforwards does not commence until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under U.S. federal tax law. Tax returns for predecessor entities for 2011 tax year and prior are generally not subject to examination.

As of December 31, 2015 and 2014, the Company has not recorded a reserve for any uncertain tax positions. No federal income tax payments are expected in the upcoming four quarterly reporting periods.

Note 16—Subsidiary Guarantors

The Company’s wholly-owned subsidiaries each have fully and unconditionally, joint and severally, guaranteed the Company’s 8.875% Senior Unsecured Notes (See Note 8—Debt). The Parent company has no independent assets or operations. The Company’s wholly-owned subsidiaries are not restricted from transferring funds to the Parent or other wholly-owned subsidiaries. The Company’s wholly-owned subsidiaries do not have any restricted net assets.

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

Note 17—Subsequent Events

Management has evaluated subsequent events and believes that there are no events that would have a material impact on the aforementioned financial statements and related disclosures, except for the amendment to the Revolving Credit Facility and redetermination of the borrowing base in February 2016 (See Note 8 — Debt).

Note 18—Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 are presented in the following table. In the following table, the sum of basic and diluted “Earnings (Loss) per common share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings (loss) per share amounts may not equal the calculated year earnings (loss) per share amount (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 13, 2015
Total operating revenues	43,814	74,453	71,172	65,882
Total operating expenses	93,248	114,909	123,462	911,187
Operating loss	(49,434)	(40,456)	(52,290)	(845,305)
Net loss	(34,103)	(41,970)	(81,468)	(813,869)
Loss per common share:
Basic and diluted	$(0.17)	$(0.19)	$(0.37)	$(3.66)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 13, 2014
Total operating revenues	24,788	26,955	35,702	50,371
Total operating expenses	25,992	34,166	60,806	101,026
Operating loss	(1,204)	(7,211)	(25,104)	(50,655)
Net loss	(18,451)	(112,648)	(19,054)	(33,023)
Loss per common share:
Basic and diluted	$(0.15)	$(0.84)	$(0.12)	$(0.21)

Note 19—Supplemental Oil and Natural Gas Information (unaudited)

(a) Capitalized Costs

A summary of the Company’s capitalized costs are contained in the table below (in thousands):

	December 31,
	2015	2014
Oil and natural gas properties:
Unproved properties	$720,159	$1,044,469
Proved properties	1,288,609	802,112

Total oil and natural gas properties	2,008,768	1,846,581
Less accumulated depreciation, depletion and amortization	(1,022,771)	(131,857)

Net oil and natural gas properties	$985,997	$1,714,724

(b) Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

A summary of the Company’s cost incurred in oil and natural gas property acquisition and development activities is set forth below (in thousands):

	December 31,
	2015	2014	2013
Acquisition costs:
Unproved properties	$24,722	$134,156	$621,039
Proved properties	—	—	40,914
Development cost	259,655	714,796	258,825
Exploration cost	20,530	21,186	3,022

Total acquisition, development and exploration costs	$304,907	$870,138	$923,800

(c) Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2015 and December 31, 2014, which have been prepared and presented under SEC rules. These rules require companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2015, 2014, and 2013 was based on an unweighted average 12-month average West Texas Intermediate posted price per Bbl for oil and NGLs and a Henry Hub spot natural gas price per MMBtu for natural gas.

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

The Company’s proved oil and natural gas reserves are all located in the United States, within the State of Ohio. All of the estimates of the proved reserves at December 31, 2015, 2014, and 2013, were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

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

The following table provides a roll-forward of the total proved reserves for the year ended December 31, 2015, 2014, and 2013 as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Natural Gas (MMCF)	Natural Gas Liquids (MBbl)	Oil (MBbl)	TOTAL (MMcfe)
End of year, December 31, 2012	2,956.1	177.0	386.0	6,334.2
Revisions	2,645.0	52.1	(163.2)	1,978.4
Extensions and discoveries	41,215.5	1,710.6	1,323.3	59,419.0
Acquisition of reserves	6,646.6	—	958.5	12,397.6
Production	(1,118.8)	(1.3)	(87.2)	(1,650.2)

End of year, December 31, 2013	52,344.4	1,938.4	2,417.4	78,478.6
Revisions	(12,091.2)	(739.7)	(462.6)	(19,305.3)
Extensions and discoveries	235,816.9	10,216.3	4,337.5	323,140.1
Production	(19,760.2)	(536.0)	(594.9)	(26,545.5)

End of year, December 31, 2014	256,309.9	10,879.0	5,697.4	355,767.9
Revisions	(115,323.3)	(4,705.7)	(1,550.1)	(152,858.2)
Extensions and discoveries	182,551.8	4,035.7	2,496.3	221,744.4
Production	(49,477.6)	(2,450.3)	(1,950.5)	(75,882.4)

End of year, December 31, 2015	274,060.8	7,758.7	4,693.1	348,771.7

Proved developed reserves:
December 31, 2013	27,880.3	1,056.2	1,708.1	44,466.6
December 31, 2014	132,959.5	6,758.6	3,880.9	196,796.4
December 31, 2015	209,533.7	7,245.7	4,239.2	278,443.1
Proved undeveloped reserves:
December 31, 2013	24,464.1	882.2	709.2	34,012.0
December 31, 2014	123,350.4	4,120.4	1,816.4	158,971.5
December 31, 2015	64,527.1	513.0	453.9	70,328.6

Extensions and discoveries of 221,744.4 MMcfe and 323,140.1 MMcfe during the years ended December 31, 2015 and December 31, 2014, respectively, resulted primarily from the drilling of new wells during each year and from new proved undeveloped locations added during each year.

(d) Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of the property. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions. The estimates of future cash flows and future production and development costs as of December 31, 2015 and 2014 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%. The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014	2013
Future cash inflows (total revenues)	$975,664	$1,870,319	$479,527
Future production costs (severance and ad valorem taxes plus LOE)	(592,073)	(728,041)	(116,161)
Future development costs (capital costs)	(83,532)	(350,187)	(76,511)
Future income tax expense	—	(277,500)	—

Future net cash flows	300,059	514,591	286,855
10% annual discount for estimated timing of cash flows	(87,194)	(183,934)	(131,560)

Standardized measure of Discounted Future Net Cash Flow	$212,865	$330,657	$155,295

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

(e) Changes in the Standardized Measure of Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows are contained in the table below (in thousands):

	December 31,
	2015	2014	2013
Standardized Measure, beginning of the year	$330,657	$155,295	$21,894
Net change in prices and production costs	(372,664)	(52,642)	(5,354)
Net change in future development costs	79,244	(2,122)	(1,148)
Sales, Less production costs	(121,646)	(104,099)	(10,281)
Extensions	107,749	491,067	106,720
Acquisitions	—	—	28,984
Revisions of previous quantity estimates	(97,210)	(38,201)	8,354
Previously estimated development costs incurred	62,906	16,807	—
Accretion of discount	50,939	15,529	2,189
Net change in taxes	178,732	(178,732)	—
Changes in timing and other	(5,842)	27,755	3,937

Standardized Measure, end of year	$212,865	$330,657	$155,295