Form 10-Q
period 2016-03-31
Eclipse Resources Corp
filed 2016-05-05
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of the registrant’s common stock outstanding at May 5, 2016: 222,942,238 shares

ECLIPSE RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income or losses, projected costs and capital expenditures, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “plan,” “would,” “could,” “endeavor,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are or were, when made, based on our current expectations and assumptions about future events and are or were, when made, based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2016.

Forward-looking statements may include statements about, among other things:

•	realized prices for natural gas, natural gas liquids (“NGLs”) and oil and the volatility of those prices;

•	write-downs of our natural gas and oil asset values due to declines in commodity prices;

•	our business strategy;

•	our reserves;

•	general economic conditions;

•	our financial strategy, liquidity and capital required for developing our properties and the timing related thereto;

•	the timing and amount of future production of natural gas, NGLs and oil;

•	our hedging strategy and results;

•	future drilling plans;

•	competition and government regulations, including those related to hydraulic fracturing;

•	the anticipated benefits under our commercial agreements;

•	pending legal matters relating to our leases;

•	marketing of natural gas, NGLs and oil;

•	leasehold and business acquisitions;

•	leasehold terms expiring before production can be established;

•	the costs, terms and availability of gathering, processing, fractionation and other midstream services;

•	credit markets;

•	uncertainty regarding our future operating results, including initial production rates and liquid yields in our type curve areas; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to, legal and environmental risks, drilling and other operating risks, regulatory changes, commodity price volatility and the recent significant decline of the price of natural gas, NGLs and oil, inflation, lack of availability of drilling, production and processing equipment and services, counterparty credit risk, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flow and access to capital, risks associated with our level of indebtedness, the timing of development expenditures, and the other risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 4, 2016.

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

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect new information obtained or events or circumstances that occur after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,821	$184,405
Accounts receivable	16,916	27,476
Assets held for sale	21,965	21,971
Other current assets	32,265	35,532

Total current assets	206,967	269,384
PROPERTY AND EQUIPMENT, AT COST
Oil and natural gas properties, successful efforts method
Unproved properties	720,948	720,159
Proved properties, net	236,290	265,838
Other property and equipment, net	7,962	7,971

Total property and equipment, net	965,200	993,968
OTHER NONCURRENT ASSETS
Other assets	998	2,520
Deferred income taxes	—	540

TOTAL ASSETS	$1,173,165	$1,266,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,192	$34,717
Accrued capital expenditures	5,940	10,956
Accrued liabilities	18,216	25,462
Accrued interest payable	9,788	23,809
Liabilities held for sale	19,021	18,898

Total current liabilities	75,157	113,842
NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	509,995	527,248
Asset retirement obligations	3,487	3,401
Other liabilities	3,237	1,367

Total liabilities	591,876	645,858
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Preferred stock, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 222,932,600 and 222,674,270 shares issued and outstanding, respectively	2,230	2,227
Treasury stock, shares at cost; 67,309 shares at March 31, 2016	(51)	—
Additional paid in capital	1,830,552	1,829,082
Accumulated deficit	(1,251,442)	(1,210,755)

Total stockholders’ equity	581,289	620,554

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,173,165	$1,266,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
REVENUES
Oil and natural gas sales	$40,488	$46,450
Brokered natural gas and marketing	9,118	(2,636)

Total revenues	49,606	43,814
OPERATING EXPENSES
Lease operating	2,677	3,346
Transportation, gathering and compression	23,137	12,451
Production and ad valorem taxes	(2,284)	2,100
Brokered natural gas and marketing	9,402	—
Depreciation, depletion and amortization	15,113	42,432
Exploration	15,656	13,453
General and administrative	11,274	11,943
Rig termination and standby	2,663	7,057
Impairment of oil and gas properties	17,665	—
Accretion of asset retirement obligations	86	386
(Gain) loss on sale of assets	(22)	80

Total operating expenses	95,367	93,248

OPERATING LOSS	(45,761)	(49,434)
OTHER INCOME (EXPENSE)
Gain on derivative instruments	10,550	11,371
Interest expense, net	(13,461)	(14,021)
Gain on early extinguishment of debt	8,664	—
Other income (expense)	(139)	402

Total other income (expense), net	5,614	(2,248)

LOSS BEFORE INCOME TAXES	(40,147)	(51,682)
INCOME TAX BENEFIT (EXPENSE)	(540)	17,579

NET LOSS	$(40,687)	$(34,103)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.18)	$(0.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	222,784	203,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
NET LOSS	$(40,687)	$(34,103)
Other comprehensive income (loss):
Pension obligation adjustment, net of tax	—	(210)

TOTAL COMPREHENSIVE LOSS	$(40,687)	$(34,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par Value)	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Total
Balances, December 31, 2015	222,674,270	$2,227	$—	$1,829,082	$(1,210,755)	$620,554
Stock-based compensation	—	—	—	1,473	—	1,473
Issuance of restricted stock	325,639	3	—	(3)	—	—
Repurchase of common stock	(67,309)	—	(51)	—	—	(51)
Net loss	—	—	—	—	(40,687)	(40,687)

Balances, March 31, 2016	222,932,600	$2,230	$(51)	$1,830,552	$(1,251,442)	$581,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,687)	$(34,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	15,113	42,432
Exploration expense	9,361	1,629
Stock-based compensation	1,473	747
Impairment of oil and gas properties	17,665	—
Accretion of asset retirement obligations	86	386
Gain on derivative instruments	(10,550)	(11,371)
Net cash receipts (payments) on settled derivatives	18,378	5,965
(Gain) loss on sale of assets	(22)	80
Gain on early extinguishment of debt	(8,664)	—
Deferred income taxes	540	(17,691)
Interest not paid in cash	—	7,607
Amortization of deferred financing costs	504	539
Amortization of debt discount	352	594
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,619	6,657
Other assets	(1,201)	(272)
Accounts payable and accrued liabilities	(32,476)	(1,417)

Net cash (used in) provided by operating activities	(19,509)	1,782

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures on oil and natural gas properties	(23,912)	(207,556)
Capital expenditures for other property and equipment	(460)	(682)
Proceeds from the sale of assets	4,800	—

Net cash used in investing activities	(19,572)	(208,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(200)	(135)
Repayments of long-term debt	(9,252)	(91)
Proceeds from issuance of common stock	—	440,000
Equity issuance costs	—	(5,476)
Repurchase of common stock	(51)	—

Net cash provided by (used in) financing activities	(9,503)	434,298

Net increase (decrease) in cash and cash equivalents	(48,584)	227,842
Cash and cash equivalents at beginning of period	184,405	67,517

Cash and cash equivalents at end of period	$135,821	$295,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24,766	$12,907

Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Asset retirement obligations incurred, including changes in estimate	$—	$156

Additions of other property through debt financing	$—	$888

Additions to oil and natural gas properties – changes in accounts payable, accrued liabilities, and accrued capital expenditures	$(6,229)	$(95,592)

Assets held for sale	$(6)	$9,847

Interest paid-in-kind	$—	$14,786

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

Note 2—Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited except the condensed consolidated balance sheet at December 31, 2015, which is derived from the Company’s audited financial statements, and are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made and contained in annual financial statements. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016.

Operating results for interim periods may not necessarily be indicative of the results of operations for the full year ending December 31, 2016 or any other future periods.

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

Certain reclassifications have been made to prior periods’ reported amounts in order to conform to the current period presentation. These reclassifications did not impact the Company’s net loss, stockholders’ equity or cash flows.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of March 31, 2016 or December 31, 2015.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees. The Company had $9.4 million and $19.9 million of accrued revenues, net of certain expenses at March 31, 2016 and December 31, 2015, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	March 31, 2016	December 31, 2015
Oil and natural gas properties:
Unproved	$720,948	$720,159
Proved	1,291,322	1,288,609

Gross oil and natural gas properties	2,012,270	2,008,768
Less accumulated depreciation, depletion and amortization	(1,055,032)	(1,022,771)

Oil and natural gas properties, net	957,238	985,997
Other property and equipment	11,213	10,753
Less accumulated depreciation	(3,251)	(2,782)

Other property and equipment, net	7,962	7,971

Property and equipment, net	$965,200	$993,968

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $0.2 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.

Other Property and Equipment

Other property and equipment include land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

(d) Revenue Recognition

Oil and natural gas sales revenue is recognized when produced quantities of oil and natural gas are delivered to a custody transfer point such as a pipeline, processing facility or a tank lifting has occurred, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sales is reasonably assured and the sales price is fixed or determinable. Revenues from the sales of natural gas, crude oil and NGLs in which the Company has an interest with other producers are recognized using the sales method on the basis of the Company’s net revenue interest. The Company did not have any material imbalances as of March 31, 2016 or December 31, 2015.

In accordance with the terms of joint operating agreements, from time to time, the Company may be paid monthly fees for operating or drilling wells for outside owners. The fees are meant to recoup some of the operator’s general and administrative costs in connection with well and drilling operations and are accounted for as credits to general and administrative expense.

Brokered natural gas and marketing revenues include revenues from brokered gas or revenue the Company receives as a result of selling and buying natural gas that is not related to its production and revenue from the release of transportation capacity. The Company realizes brokered margins as a result of buying and selling natural gas utilizing separate purchase and sale transactions, typically with separate counterparties, whereby the Company or the counterparty takes title to the natural gas purchased or sold. Revenues and expenses related to brokering natural gas are reported gross as part of revenue and expense in accordance with U.S. GAAP. The Company considers these activities as ancillary to its natural gas sales and thus, reports them within one operating segment.

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances, by product or service as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Receivables by product or service:
Sale of oil and natural gas and related products and services	$9,361	$19,858
Joint interest owners	2,971	3,095
Derivatives	4,582	4,523
Other	2	—

Total	$16,916	$27,476

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s unsettled commodity derivative contracts was a net asset position of $26.6 million and $34.4 million at March 31, 2016 and December 31, 2015, respectively.

Other than as provided by the its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are such counterparties required to provide credit support to the Company. As of March 31, 2016 and December 31, 2015, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Accumulated Other Comprehensive Income (Loss)

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

(g) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion, and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties for the three months ended March 31, 2016 and 2015 totaled approximately $14.6 million and $42.1 million, respectively.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation for the three months ended March 31, 2016 and 2015 totaled approximately $0.5 million and $0.3 million, respectively. This amount is included in DD&A expense in the condensed consolidated statements of operations.

(h) Impairment of Long-Lived Assets

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

The review for impairment of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. As a result of the decline in commodity prices, the Company recognized impairment expenses of approximately $17.7 million for the three months ended March 31, 2016 relating to proved properties in the Marcellus Shale. There were no impairments of proved properties for the three months ended March 31, 2015.

The aforementioned impairment charge represented a significant Level 3 measurement in the fair value hierarchy. The primary input used was the Company’s forecasted discount net cash flows.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of $9.4 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase in impairment charges during the three months ended March 31, 2016 is the result of an increase in expected lease expirations due to the reduction in the Company’s planned future drilling activity due to the current commodity pricing environment. These costs are included in exploration expense in the condensed consolidated statements of operations.

(i) Income Taxes

The Company accounts for income taxes, as required, under the liability method as set out in the FASB’s Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

(j) Fair Value of Financial Instruments

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

(k) Derivative Financial Instruments

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

(l) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% and 10.45% for the three months ended March 31, 2016 and 2015, respectively.

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

The following table sets forth the changes in the Company’s ARO liability for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2016
Asset retirement obligations, beginning of period	$3,401
Additional liabilities incurred	—
Accretion	86

Asset retirement obligations, end of period	$3,487

The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to ARO represent a significant nonrecurring Level 3 measurement.

(m) Lease Obligations

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

(n) Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

(o) Segment Reporting

The Company operates in one industry segment: the oil and natural gas exploration and production industry in the United States. All of its operations are conducted in one geographic area of the United States. All revenues are derived from customers located in the United States.

(p) Debt Issuance Costs

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

(q) Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Update 2014-09”)”, which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, “Property, Plant and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles—Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of the adoption on its financial position, results of operations and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date and financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard provides guidance to increase transparency and comparability among organizations and industries by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. An entity will be required to recognize all leases in the statement of financial position as assets and liabilities regardless of the leases classification. These requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is evaluating the impact of the adoption of ASU 2016-02 on its financial position, results of operations and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new standard provides guidance involving several aspects of the accounting for share-based payments transactions, including income tax consequences, award classification as liabilities or equity, and cash flow statements classifications. These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the impact of the adoption of ASU 2016-09 on its financial position, results of operations and related disclosures.

(r) Cash Flow Revision

The Company revised the presentation of delay rentals and geological and geophysical costs within the condensed consolidated statement of cash flows for the three months ended March 31, 2015 to conform to the current period presentation. Previously, such costs had been presented as cash outflows from investing activities; however, U.S. GAAP requires such costs to be presented as cash outflows from operating activities. This revision resulted in a reduction to cash flows provided by operating activities and a corresponding reduction to cash flows used in investing activities of approximately $11.8 million for the three months ended March 31, 2015, compared to the previously reported amounts. The Company evaluated the materiality of this error on both a quantitative and qualitative basis under the guidance of ASC 250 “Accounting Changes and Error Corrections,” and determined that it did not have a material impact to previously issued financial statements.

(s) Change in estimate

During the three months ended March 31, 2016, the Company reduced its estimate for production and ad valorem tax expense based on recent historical experience and additional information received during the period. As a result, the Company decreased the accrual for production and ad valorem taxes to be paid by approximately $4 million, which decreased the net loss for the three months ended March 31, 2016 by a corresponding amount, or $0.02 per common share.

Note 4—Sale of Oil and Natural Gas Property Interests

As of March 31, 2016, the Company was actively negotiating the sale of its Conventional oil and gas properties and related equipment. As a result, costs related to these properties of approximately $21.9 million and corresponding asset retirement obligations of approximately $19.0 million have been classified as assets held for sale and liabilities held for sale, respectively, in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. The closing of the Conventional oil and gas properties and related equipment was completed on April 14, 2016. In addition, approximately $0.2 million of pipeline assets were classified as assets held for sale as of March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016, the Company received $4.8 million from the sale of unproven leasehold costs to a third party. No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of March 31, 2016, the Company’s derivative instruments were with Bank of Montreal, Citibank, N.A., and Key Bank, N.A. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of March 31, 2016, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	65,000	April 2016 – December 2016	$3.28
Natural Gas Collars:
Floor purchase price (put)	30,000	April 2016 – December 2017	$3.00
Ceiling sold price (call)	30,000	April 2016 – December 2017	$3.50
Floor purchase price (put)	30,000	January 2017 – December 2017	$2.50
Ceiling sold price (call)	15,000	January 2017 – December 2017	$3.02
Ceiling sold price (call)	15,000	January 2017 – December 2017	$3.04
Natural Gas Three-way Collars:
Floor purchase price (put)	40,000	April 2016 – December 2016	$2.90
Ceiling sold price (call)	20,000	April 2016 – December 2016	$3.25
Ceiling sold price (call)	20,000	April 2016 – December 2016	$3.22
Floor sold price (put)	40,000	April 2016 – December 2016	$2.35
Natural Gas Call/Put Options:
Put sold	16,800	April 2016 – December 2016	$2.75
Call sold	40,000	January 2018 – December 2018	$3.75

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	850	April 2016 – December 2016	$45.55
Oil Three-way Collars:
Floor purchase price (put)	1,000	April 2016 – December 2016	$60.00
Ceiling sold price (call)	1,000	April 2016 – December 2016	$70.10
Floor sold price (put)	1,000	April 2016 – December 2016	$45.00
Oil Call/Put Options:
Call sold	1,000	January 2018 – December 2018	$50.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	42,000	April 2016 – December 2016	$0.46
	21,000	April 2016 – June 2016	$0.44
	10,500	July 2016 – September 2016	$0.46

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

Derivatives not designated as hedging instruments under ASC 815	Gross Amount	Netting Adjustments(a)	Net Amount Presented in the Balance Sheets	Balance Sheet Location
As of March 31, 2016
Assets
Commodity derivatives—current	$37,386	$(8,812)	$28,574	Other current assets
Commodity derivatives—noncurrent	4,177	(4,177)	—

Total assets	$41,563	$(12,989)	$28,574

Liabilities
Commodity derivatives—current	$(8,812)	$8,812	$—
Commodity derivatives—noncurrent	(6,197)	4,177	(2,020)	Other liabilities

Total liabilities	$(15,009)	$12,989	$(2,020)

Derivatives not designated as hedging instruments under ASC 815	Gross Amount	Netting Adjustments(a)	Net Amount Presented in the Balance Sheets	Balance Sheet Location
As of December 31, 2015
Assets
Commodity derivatives—current	$41,199	$(8,158)	$33,041	Other current assets
Commodity derivatives—noncurrent	4,594	(3,194)	1,400	Other assets

Total assets	$45,793	$(11,352)	$34,441

Liabilities
Commodity derivatives—current	$(8,158)	$8,158	$—
Commodity derivatives—noncurrent	(3,194)	3,194	—

Total liabilities	$(11,352)	$11,352	$—

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
Derivatives not designated as hedging instruments under ASC 815		2016	2015
Commodity derivatives	Gain on derivative instruments	$10,550	$11,371

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

	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2016: (in thousands)
Commodity derivative instruments	$—	$26,554	$—	$26,554

Total	$—	$26,554	$—	$26,554

	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2015: (in thousands)
Commodity derivative instruments	$—	$34,441	$—	$34,441

Total	$—	$34,441	$—	$34,441

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

Note 7—Debt

12% Senior Unsecured PIK Notes Due 2018

The Company redeemed all of the outstanding balance of the 12% Senior PIK Notes on July 13, 2015 for approximately $510.7 million, including outstanding principal balance of $437.3 million, a make-whole premium of $47.6 million, and accrued interest of $25.8 million. The make-whole premium plus unamortized discount and deferred financing costs of $11.8 million were charged to loss on early extinguishment of debt, totaling $59.4 million. The Company amortized $1.1 million of deferred financing costs and debt discount to interest expense using the effective interest method for the three months ended March 31, 2015.

8.875% Senior Unsecured Notes Due 2023

On July 6, 2015, the Company issued $550 million in aggregate principal amount of 8.875% Senior Unsecured Notes due 2023 (the “Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, the Company received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which the Company used approximately $510.7 million to finance the redemption of all of its outstanding Senior PIK Notes. The Company intends to use the remaining net proceeds to fund its capital expenditure plan and for general corporate purposes. The fair value of the Notes at March 31, 2016 was $276.4 million.

During the three months ended March 31, 2016, the Company amortized $0.9 million of deferred financing costs and debt discount to interest expense using the effective interest method.

The Indenture governing the Notes (the “Indenture”) contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the Indenture. In addition, if the Notes achieve and investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the Indenture has then occurred and is continuing, many of such covenants will be suspended. The Indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the Notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the Indenture at March 31, 2016.

During the three months ended March 31, 2016, the Company repurchased $18.5 million of the outstanding Notes in open market purchases for $9.1 million. The principal of the outstanding Notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $0.7 million were charged to gain on early extinguishment of debt, totaling $8.7 million. Subsequent to the three months ended March 31, 2016, the Company repurchased and retired an additional $21.0 million of the outstanding Notes in open market purchases for $14.3 million. The Company repurchased all of such Notes with cash on hand.

Revolving Credit Facility

The Company has entered into a $500 million senior secured revolving bank credit facility (the “Revolving Credit Facility”) that matures in 2018. Borrowings under the Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of the Company’s proved properties and commodity hedge positions and are subject to semiannual redeterminations (April and October). At March 31, 2016, the borrowing base was $125 million and the Company had no outstanding borrowings. After giving effect to outstanding letters of credit issued by the Company totaling $27.8 million, the Company had available borrowing capacity under the Revolving Credit Facility of $97.2 million at March 31, 2016.

On February 24, 2016, the Company amended the Credit Agreement governing its Revolving Credit Facility (the “Credit Agreement”) to, among other things, adjust the Company’s quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to permit the sale of certain conventional properties. The amendment to the Credit Agreement also increased the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and required the Company to, within 60 days of the effectiveness of the amendment, execute and deliver additional mortgages on the Company’s oil and gas properties that include at least 90% of its proved reserves.

The Revolving Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Credit Agreement contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the Credit Agreement as of March 31, 2016. Commitment fees on the unused portion of the Revolving Credit Facility are due quarterly at rates ranging from 0.375% to 0.50% of the unused facility based on utilization.

Note 8—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recognized expense of $0.2 million for each of the three months ended March 31, 2016 and 2015.

Defined Benefit Plan

The Company maintained a defined benefit plan until October 2015. The plan covered 28 employees, of which two were retired, four had deferred vested determination, and one was a survivor. Benefits were based on the employees’ years of service and compensation. The following table details the components of pension benefit cost (in thousands):

For the Three Months Ended March 31, 2015
Interest cost	64
Expected return on plan assets	(82)
Amortization of net (gain) loss	18

Net periodic benefit cost (benefit)	$—

The defined benefit plan was terminated during October 2015 and lump sum payments were made to the remaining participants.

Note 9—Stock-Based Compensation

The Company is authorized to grant up to 16,000,000 shares of common stock under its 2014 Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 11,789,992 shares were available for future grant under the Plan as of March 31, 2016.

Our stock based compensation expense is as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Restricted stock units	$853	$423
Performance units	380	152
Restricted stock issued to directors	211	145
Incentive units	29	27

Total expense	$1,473	$747

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of March 31, 2016, there was $4.4 million of total unrecognized compensation cost related to outstanding restricted stock units. A summary of restricted stock unit awards activity during the three months ended March 31, 2016 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2015	1,000,052	$7.07	$1,820
Granted	2,124,173	0.80
Vested	(325,639)	7.13
Forfeited	(5,800)	7.13

Total awarded and unvested, March 31, 2016	2,792,786	$2.30	$4,022

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of March 31, 2016, there was $2.5 million of total unrecognized compensation cost related to outstanding performance units. A summary of performance stock unit awards activity during the three months ended March 31, 2016 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands
Total awarded and unvested, December 31, 2015	458,656	$8.77	$417
Granted	—	—
Vested	—	—
Forfeited	—	—

Total awarded and unvested, March 31, 2016	458,656	$8.77	$—

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.

Restricted Stock Issued to Directors

On October 7, 2014, the Company issued an aggregate of 31,115 restricted shares of common stock to its seven non-employee members of its Board of Directors, which became fully vested on June 25, 2015. For the three months ended March 31, 2015, the Company recognized expense of approximately $0.1 million related to these awards.

On May 11, 2015, the Company issued an aggregate of 132,496 restricted shares of common stock to its seven non-employee members of its Board of Directors. For the three months ended March 31, 2016, the Company recognized expense of approximately $0.2 million related to these awards. As of March 31, 2016, there was approximately $0.1 million of total unrecognized compensation cost related to outstanding restricted stock issued to the Company’s directors. These awards are scheduled to become fully vested on May 11, 2016.

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

Total compensation cost related to the Incentive Units was less than $0.1 million for each of the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was less than $0.1 million of total unrecognized compensation cost related to Incentive Units, which is expected to be recognized over a weighted-average period of approximately 6 years.

The determination of the fair value of the Incentive Units uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of an exit event, forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.

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

Note 11—Related Party Transactions

During each of the three months ended March 31, 2016 and 2015, the Company incurred approximately $0.1 million related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer. The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

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

In addition, many of the Company’s other oil and gas leases in Ohio contain provisions identical or similar to those found in the challenged Oxford lease. As of May 5, 2016, we are a party to one other lawsuit that makes allegations similar to those made by the lessor in the West lawsuit. This lawsuit, together with the West case, affect approximately 157 gross (157 net) leasehold acres and were capitalized on our condensed consolidated balance sheet as of March 31, 2016 at $0.6 million.

The Company has undertaken efforts to amend the other leases acquired within the Utica Core Area in the Oxford Acquisition to address the issues raised by the trial court’s ruling in the West case. These efforts have resulted in modifications to leases covering approximately 27,942 net acres out of the approximately 46,549 net acres. The Company’s efforts may require modification to address the issues raised by the trial court while the Company’s appeal is pending; however, the Company cannot predict whether the Company will be able to obtain modifications of the leases covering the remaining 18,607 net acres to effectively resolve issues related to the West trial court’s ruling or the amount of time and expense that will be required to amend these leases.

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

The Company leases office space under operating leases that expire between the years 2016 to 2025. The Company recognized rent expense of $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Note 13—Income Tax

For the year ended December 31, 2016, the Company’s annual estimated effective tax rate is forecasted to be 0%, exclusive of discrete items. The Company expects to incur both a book and tax loss in fiscal year 2016 and thus, no current federal income taxes are anticipated to be paid. The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to the Company’s year-to-date loss. For the quarter ended March 31, 2016, the Company’s overall effective tax rate on operations was different than the federal statutory rate of 35% due primarily to valuation allowances and other permanent differences.

In forecasting the 2016 annual estimated effective tax rate, management believes that it should limit any tax benefit suggested by the tax effect of the forecasted book loss such that no net deferred tax asset is recorded in 2016. Management reached this conclusion considering several factors such as: (i) the Company’s short tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net tax attribute carryforwards are collectible beyond offsetting existing deferred tax liabilities inherent in the Company’s balance sheet. At this time, the estimated valuation allowance to be recorded in 2016 is $40.6 million.

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

Note 15—Subsequent Events

Management has evaluated subsequent events and believes there are no events that would have a material impact on the aforementioned financial statements and related disclosures, other than those disclosed in the accompanying notes to the condensed consolidated financial statements (See Note 4—Sale of Oil and Natural Gas Property Interests and See Note 7—Debt ).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of March 31, 2016, we had assembled an acreage position approximating 220,000 net acres in Eastern Ohio.

Approximately 102,000 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 28,000 of these net acres are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as Our Marcellus Project Area. We are the operator of approximately 88% of our net acreage within the Utica Core Area and Our Marcellus Project Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of March 31, 2016, we, or our operating partners, had commenced drilling 200 gross wells within the Utica Core Area and Our Marcellus Project Area, of which 6 gross were drilling, 24 gross were awaiting completion or were in the process of being completed, 3 gross were awaiting midstream, and 167 gross had been turned to sales.

As of March 31, 2016, we were operating 1 horizontal rig in the Utica Core Area, which had temporarily suspended drilling. We had average daily production for the three months ended March 31, 2016 of approximately 201.1 MMcfe comprised of approximately 75% natural gas, 17% NGLs and 8% oil.

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

Overview of Results for the Three Months Ended March 31, 2016

Operationally, our performance during the three months ended March 31, 2016 reflects the continued development of our acreage, while focusing on capital preservation in the currently depressed commodity price environment. During the three months ended March 31, 2016, we achieved the following financial and operating results:

•	increased our average daily net production for the three months ended March 31, 2016 by 26% over the comparable period of the prior year, to 201.1 MMcfe per day;

•	commenced drilling and completed 1 gross operated Utica Shale well during the three months ended March 31, 2016;

•	completed the drilling of our over 18,500 foot extended reach lateral well in 17.6 days to total depth.

•	recognized a net loss of $40.7 million for the three months ended March 31, 2016 compared to $34.1 million for the three months ended March 31, 2015; and

•	realized Adjusted EBITDAX of $25.3 million for the three months ended March 31, 2016 compared to $20.7 million for the three months ended March 31, 2015. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average, high and low NYMEX Henry Hub prices for natural gas and NYMEX WTI prices for oil for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
NYMEX Henry Hub High ($/MMBtu)	$2.54	$3.32
NYMEX Henry Hub Low ($/MMBtu)	1.49	2.62
Average NYMEX Henry Hub ($/MMBtu)	2.02	2.90
NYMEX WTI High ($/Bbl)	$41.45	$53.56
NYMEX WTI Low ($/Bbl)	26.19	43.39
Average NYMEX WTI ($/Bbl)	33.67	48.49

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

The significant price declines we have recently experienced have and could continue to adversely affect the amount of oil, NGLs and natural gas that we can produce economically, which has resulted in our having to make significant downward adjustments to our estimated proved undeveloped reserves. A reduction in production could also result in a shortfall in expected cash flows and require us to reduce capital spending or raise funds to cover any such shortfall. Any of these factors could negatively affect our ability to replace production and our future rate of growth or dilute existing shareholders.

Commodity price revisions, based on 12-month average SEC prices for 2015, had a significant impact on our 2015 reserve revisions. If the currently depressed pricing environment for oil, NGLs and natural gas persists or worsens, it will continue to have a significant impact on future reserve estimates. From December 31, 2015 to March 31, 2016, the 12-month average SEC price for WTI oil declined from $50.28 per Bbl to $46.26 per Bbl, while the 12-month average SEC price for Henry Hub natural gas declined from $2.59 per MMBtu to $2.40 per MMBtu. We expect to continue to increase our proved reserves through further extensions and discoveries as we continue to develop our acreage position.

Based on the current market conditions, we have voluntarily begun reducing our aggregate operated production to approximately 200 MMcfe per day, approximately the same level as our 2015 average, until commodity prices begin to recover. In addition, during the year ended December 31, 2015 we reduced the number of our operated horizontal drilling rigs down to one, compared to three horizontal rigs as of December 31, 2014. During the fourth quarter of 2015, we temporarily suspended all drilling operations and have focused our initial 2016 capital plan on limiting cash outflows on drilling. As a result of the reduction in drilling activity, we recorded a charge related to the early termination of drilling rig contracts and standby costs of $2.7 million and $7.1 million during the three months ended March 31, 2016 and 2015, respectively. This reduction in planned capital expenditures will likely result in a slower rate of growth of our proved reserves through extensions and discoveries than previously forecasted as development of our acreage position is deferred to subsequent years. See additional details related to our capital expenditures in “—Capital Requirements.”

As a result of the decline in commodity prices, we recognized impairment expenses relating to proved properties of $17.7 million for the three months ended March 31, 2016 in the Marcellus Shale. For the three months ended March 31, 2015, we did not recognize impairment expenses relating to proved properties. In addition, we recognized impairment expenses relating to unproved properties of $9.4 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase in impairment charges related to unproved properties during the three months ended March 31, 2016 is the result of an increase in expected lease expirations due to the reduction in our planned future drilling activity due to the current pricing environment.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Revenues (in thousands):
Natural gas sales	$28,041	$26,245	$1,796
NGLs sales	6,522	7,564	(1,042)
Oil sales	5,925	12,641	(6,716)

Total revenues	$40,488	$46,450	$(5,962)

Our production grew by approximately 3.9 Bcfe for the three months ended March 31, 2016 over the same period in 2015 as we placed new wells into production, partially offset by natural decline and voluntary curtailment of our operated production. Our production for the three months ended March 31, 2016 and 2015 is set forth in the following table:

	Three Months Ended March 31,
	2016	2015	Change
Production:
Natural gas (MMcf)	13,687.3	9,865.3	3,822.0
NGLs (Mbbls)	513.7	394.5	119.2
Oil (Mbbls)	255.3	354.5	(99.2)
Total (MMcfe)	18,301.3	14,359.5	3,941.8
Average daily production volume:
Natural gas (Mcf/d)	150,410	109,614	40,796
NGLs (Bbls/d)	5,645	4,383	1,262
Oil (Bbls/d)	2,805	3,939	(1,134)
Total (Mcfe/d)	201,113	159,550	41,563

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the three months ended March 31, 2016 was $2.89 per Mcfe compared to $3.60 per Mcfe during the three months ended March 31, 2015. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended March 31, 2016 and 2015 are shown below:

	For the Three Months Ended March 31,
	2016	2015	Change
Average Sales Price (excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.05	$2.66	$(0.61)
NGLs ($/Bbl)	12.70	19.17	(6.47)
Oil ($/Bbl)	23.21	35.66	(12.45)
Total average prices ($/Mcfe)	2.21	3.23	(1.02)
Average Realized Price (including cash settled derivatives)
Natural gas ($/Mcf)	$2.93	$3.27	$(0.34)
NGLs ($/Bbl)	13.43	19.17	(5.74)
Oil ($/Bbl)	46.42	35.66	10.76
Total average prices ($/Mcfe)	3.20	3.66	(0.46)
Average Realized Price (including firm transportation)
Natural gas ($/Mcf)	$1.61	$2.59	$(0.98)
NGLs ($/Bbl)	12.70	19.17	(6.47)
Oil ($/Bbl)	23.21	35.66	(12.45)
Total average prices ($/Mcfe)	1.88	3.19	(1.31)
Average Realized Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.49	$3.19	$(0.70)
NGLs ($/Bbl)	13.43	19.17	(5.74)
Oil ($/Bbl)	46.42	35.66	10.76
Total average prices ($/Mcfe)	2.89	3.60	(0.71)

Brokered natural gas and marketing revenue was $9.1 million and ($2.6) million for the three months ended March 31, 2016 and 2015, respectively. Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Operating expenses (in thousands):
Lease operating	$2,677	$3,346	$(669)
Transportation, gathering and compression	23,137	12,451	10,686
Production and ad valorem taxes	(2,284)	2,100	(4,384)
Depreciation, depletion and amortization	15,113	42,432	(27,319)
General and administrative	11,274	11,943	(669)
Operating expenses per Mcfe:
Lease operating	$0.15	$0.23	$(0.08)
Transportation, gathering and compression	1.26	0.87	0.39
Production, severance and ad valorem taxes	(0.12)	0.15	(0.27)
Depreciation, depletion and amortization	0.83	2.95	(2.12)
General and administrative	0.62	0.83	(0.21)

Lease operating expense was $2.7 million in the three months ended March 31, 2016 compared to $3.3 million in the three months ended March 31, 2015. The decrease of $0.6 million is attributable to reduced personnel costs and additional cost cutting measures relating to our reduced drilling activity during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs. We experience increases in operating expenses as we add new wells and manage existing properties.

Transportation, gathering and compression expense was $23.1 million during the three months ended March 31, 2016 compared to $12.5 million in the three months ended March 31, 2015. These third party costs were higher in the three months ended March 31, 2016 due to our production growth where we have third party gathering and compression agreements and increased processing costs associated with our higher liquids production, and increased firm transportation expenses. The following table details our transportation, gathering and compression expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$8,135	$3,238	$4,897
Processing and fractionation	7,537	4,338	3,199
Liquids transportation and stabilization	1,401	487	914
Marketing	—	546	(546)
Firm transportation	6,064	3,842	2,222

	$23,137	$12,451	$10,686

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were ($2.3) million in the three months ended March 31, 2016 compared to $2.1 million in the three months ended March 31, 2015. Production and ad valorem taxes decreased from the three months ended March 31, 2015 to the three months ended March 31, 2016 due to a change in our estimated accruals based on recent historical experience and additional information received during the period.

Depreciation, depletion and amortization was approximately $15.1 million in the three months ended March 31, 2016 compared to $42.4 million in the three months ended March 31, 2015. The decrease in the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 is due to the decrease in proved property costs relating from an impairment charge taken during 2015. On a per Mcfe basis, DD&A decreased to $0.83 in the three months ended March 31, 2016 from $2.95 in the three months ended March 31, 2015, which was predominantly driven by the lower depletion rate resulting from our reduced proved property costs.

General and administrative expense was $11.3 million for the three months ended March 31, 2016 compared to $11.9 million for the three months ended March 31, 2015. The decrease of $0.6 million during the three months ended March 31, 2016 when compared to three months ended March 31, 2015 was primarily due to lower salaries and benefits associated with reduced headcount as of March 31, 2016 as compared to March 31, 2015.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$9,402	$—	$9,402
Exploration	15,656	13,453	2,203
Rig termination and standby	2,663	7,057	(4,394)
Impairment of proved oil and gas properties	17,665	—	17,665
Accretion of asset retirement obligations	86	386	(300)
(Gain) loss on sale of assets	(22)	80	(102)

Brokered natural gas and marketing expense was $9.4 million for the three months ended March 31, 2016. The Company did not have any brokered natural gas and marketing expense for the three months ended March 31, 2015. Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.

Exploration expense was $15.7 million in the three months ended March 31, 2016 compared to $13.5 million in the three months ended March 31, 2015. The following table details our exploration-related expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Exploration Expenses (in thousands):
Geological and geophysical	$20	$116	$(96)
Delay rentals	6,239	11,709	(5,470)
Impairment of unproved properties	9,360	1,624	7,736
Dry hole and other	37	4	33

	$15,656	$13,453	$2,203

Impairment of unproved properties was $9.4 million for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2015. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense for the three months ended March 31, 2016 was $2.7 million related primarily to standby costs that we incurred from temporarily suspending our drilling operations for a portion of the period. For the three months ended March 31, 2015, rig termination and standby expenses were $7.1 million related primarily to rig termination expenses.

Impairment of proved oil and gas properties was $17.7 million for the three months ended March 31, 2016 related to our properties in the Marcellus Shale. An analysis of proved properties determined the future undiscounted cash flows were less than the carrying value for certain asset groupings. An impairment expense was recognized for these asset groupings based on the difference between the fair market value and carrying value of the asset groupings. No impairment of proved oil and gas properties was recognized for the three months ended March 31, 2015.

Accretion of asset retirement obligations was $0.1 million in the three months ended March 31, 2016, compared to $0.4 million in three months ended March 31, 2015. The decrease in accretion expense primarily relates to the classification of our conventional assets and liabilities to assets held for sale as of March 31, 2016.

Other Income (Expense)

Gain on derivative instruments was $10.6 million for the three months ended March 31, 2016 compared to $11.4 million for the three months ended March 31, 2015. Cash receipts were approximately $18.4 million and $6.0 million for derivative instruments that settled during the three months ended March 31, 2016 and March 31, 2015, respectively.

Interest expense, net was $13.5 million for the three months ended March 31, 2016 compared to $14.0 million for three months ended March 31, 2015. The decrease in interest expense was due to a lower interest rate on our Notes and reduced interest from the repurchase of long term debt for the three months ending March 31, 2016 compared to the three months ended March 31, 2015.

Gain on early extinguishment of debt was $8.7 million for the three months ended March 31, 2016 resulting from the repurchase of $18.5 million of our outstanding Notes on the open market for $9.1 million. The outstanding Notes principal repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $0.7 million were charged to gain on early extinguishment of debt.

Income tax expense (benefit) was $0.5 million for the three months ended March 31, 2016 compared to income tax benefit of ($17.6) million for the three months ended March 31, 2015. The reduction of income tax benefit recorded for the three months ended March 31, 2016 as compared to the period of the prior year was due to the Company recording a higher valuation allowance due to its recurring pre-tax losses.

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

Three months Ended March 31, 2016 Compared to the Three months Ended March 31, 2015

Net cash provided by (used in) operations in the three months ended March 31, 2016 was ($19.5) million compared to $1.8 million in the three months ended March 31, 2015. The decrease in cash provided from operating activities reflects the decrease in commodity prices over year-over-year comparative periods, working capital changes, and the timing of cash receipts and disbursements.

Net cash used in investing activities in the three months ended March 31, 2016 was $19.6 million compared to $208.2 million in the three months ended March 31, 2015.

During the three months ended March 31, 2016, we:

•	spent $23.9 million on capital expenditures for oil and natural gas properties;

•	spent $0.5 million on property and equipment; and

•	received $4.8 million of proceeds relating to the sale of assets.

During the three months ended March 31, 2015, we:

•	spent $207.6 million on capital expenditures for oil and gas properties; and

•	spent $0.7 million on property and equipment.

Net cash provided by (used in) financing activities in the three months ended March 31, 2016 was ($9.5) million compared to $434.3 million in the three months ended March 31, 2015.

During the three months ended March 31, 2016, we:

•	purchased outstanding Notes with face value of $18.5 million for $9.1 million.

During the three months ended March 31, 2015, we:

•	issued shares of common stock in a private placement transaction for proceeds to us totaling approximately $434.5 million, net of $5.5 million of issuance costs.

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

As of March 31, 2016, we were in compliance with all of our debt covenants under our Revolving Credit Facility and 8.875% Senior Unsecured Notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices remain at current levels for longer than we expect, or fall to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at March 31, 2016, excluding discount, totaled $531.5 million and at December 31, 2015 totaled $550.0 million. We redeemed all of the outstanding Senior PIK Notes on July 13, 2015 for approximately $510.7 million, including outstanding principal balance, a make-whole premium and accrued interest. (See Note 7—Debt).

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

During the three months ended March 31, 2016, the Company repurchased $18.5 million of the outstanding Notes in open market purchases for $9.1 million. The outstanding principal of the Notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $0.7 million were charged to gain on early extinguishment of debt, totaling $8.7 million. Subsequent to the three months ended March 31, 2016, the Company repurchased and retired an additional $21.0 million of the outstanding Notes in open market purchases for $14.3 million. The Company repurchased all of such Notes with cash on hand.

The Indenture contains governing the Notes covenants that, among other things, limit the ability of our restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the Indenture. In addition, if the Notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the Indenture has then occurred and is continuing, many of such covenants will be suspended. The Indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the Indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the Notes to be enforceable, and certain events of bankruptcy or insolvency. We were in compliance with all covenants at March 31, 2016.

We have also entered into a $500 million Revolving Credit Facility, which matures on January 15, 2018 and is governed by a Credit Agreement that includes customary affirmative and negative covenants. The borrowing base under our Revolving Credit Facility is $125 million. After giving effect to our outstanding letters of credit issued, totaling $27.8 million, we had available borrowing capacity under our Revolving Credit Facility of $97.2 million at March 31, 2016. The borrowing base under our Revolving Credit Facility is scheduled to be redetermined semi-annually (in April and October) with our next redetermination expected to be completed by October 2016.

On February 24, 2016, we amended the Credit Agreement governing our Revolving Credit Facility to, among other things, adjust our quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to permit the sale of certain conventional properties. The amendment to the Credit Agreement also increased the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and required us to, within 60 days of the effectiveness of the amendment, execute and deliver additional mortgages on our oil and gas properties that include at least 90% of our proved reserves.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of March 31, 2016, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	65,000	April 2016 – December 2016	$3.28
Natural Gas Collars:
Floor purchase price (put)	30,000	April 2016 – December 2017	$3.00
Ceiling sold price (call)	30,000	April 2016 – December 2017	$3.50
Floor purchase price (put)	30,000	January 2017 – December 2017	$2.50
Ceiling sold price (call)	15,000	January 2017 – December 2017	$3.02
Ceiling sold price (call)	15,000	January 2017 – December 2017	$3.04
Natural Gas Three-way Collars:
Floor purchase price (put)	40,000	April 2016 – December 2016	$2.90
Ceiling sold price (call)	20,000	April 2016 – December 2016	$3.25
Ceiling sold price (call)	20,000	April 2016 – December 2016	$3.22
Floor sold price (put)	40,000	April 2016 – December 2016	$2.35
Natural Gas Call/Put Options:
Put sold	16,800	April 2016 – December 2016	$2.75
Call sold	40,000	January 2018 – December 2018	$3.75

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	850	April 2016 – December 2016	$45.55
Oil Three-way Collars:
Floor purchase price (put)	1,000	April 2016 – December 2016	$60.00
Ceiling sold price (call)	1,000	April 2016 – December 2016	$70.10

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Floor sold price (put)	1,000	April 2016 – December 2016	$45.00
Oil Call/Put Options:
Call sold	1,000	January 2018 – December 2018	$50.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	42,000	April 2016 – December 2016	$0.46
	21,000	April 2016 – June 2016	$0.44
	10,500	July 2016 – September 2016	$0.46

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, Citibank and Key Bank NA. We believe both institutions currently are an acceptable credit risk. As of March 31, 2016, we did not have any past due receivables from such counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at March 31, 2016. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $11.3 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $12.1 million. A hypothetical 10 percent decrease in future oil prices would increase future earnings related to derivatives by $2.2 million. Similarly, a hypothetical 10 percent increase in future oil prices would decrease future earnings related to derivatives by $2.6 million.

Subsequent to March 31, 2016, we entered into the following derivative instruments to mitigate our exposure to natural gas and oil prices:

Description	Volume (MMbtu/d)	Production Period	Weighted Average Price ($/MMbtu)
Natural Gas Swaps:
	10,000	January 2017 – December 2017	$2.98
Natural Gas Collars:
Floor purchase price (put)	20,000	January 2017 – December 2017	$2.75
Ceiling sold price (call)	20,000	January 2017 – December 2017	$3.29
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	January 2017 – December 2017	$2.75
Ceiling sold price (call)	30,000	January 2017 – December 2017	$3.57
Floor sold price (put)	30,000	January 2017 – December 2017	$2.25

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Three-way Collar:
Floor purchase price (put)	1,000	January 2017 – December 2017	$46.00
Ceiling sold price (call)	1,000	January 2017 – December 2017	$60.00
Floor sold price (put)	1,000	January 2017 – December 2017	$38.00

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. As a result of the current pricing environment, we reduced our 2016 capital expenditure and delay rental payment budget to $167.8 million, which represents a reduction of $141.7 million from our corresponding 2015 amounts. We expect to fund our capital expenditures for 2016 with cash generated by operations, borrowings under our Revolving Credit Facility, proceeds from asset sales, and proceeds from additional debt or equity offerings. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets.

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

Capitalization

As of March 31, 2016 and December 31, 2015, our total debt, excluding debt discount, and capitalization were as follows (in millions):

	March 31, 2016	December 31, 2015
Senior Unsecured Notes	531.5	550.0
Stockholders’ equity	581.3	620.6

Total capitalization	$1,112.8	$1,170.6

Subsequent to the three months ended March 31, 2016, the Company repurchased and retired $21.0 million of the outstanding Notes on the open market for $14.3 million.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of March 31, 2016 and December 31, 2015, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our condensed consolidated balance sheet at March 31, 2016 reflects accrued interest payable of $9.8 million, compared to $23.8 million as of December 31, 2015.

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

Interest Rates

At March 31, 2016, we had $531.5 million as compared to $550.0 million as of December 31, 2015, of senior unsecured Notes outstanding, excluding discounts, which bear interest at a fixed cash rate of 8.875% and is due semi-annually from the date of issuance.

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, we received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which we used approximately $510.7 million to finance the redemption of all of our outstanding Senior PIK Notes on July 13, 2015. We intend to use the remaining net proceeds to fund our capital expenditure plan and for general corporate purposes.

We have also entered into a $500 million senior secured revolving bank credit facility, which matures in 2018. Borrowings under our Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject semiannual redeterminations. The borrowing base under our Revolving Credit Facility is $125 million. After giving effect to our outstanding letters of credit, totaling $27.8 million, we had available borrowing capacity under our Revolving Credit Facility of $97.2 million at March 31, 2016. The next borrowing base redetermination is expected to be completed by October 2016.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments which are described above under “—Cash Contractual Obligations.”

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, it does not normally have a significant effect on our business. We expect our costs in fiscal 2016 to continue to be a function of supply and demand.

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

	Three Months Ended March 31,
	2016	2015
Net loss	$(40,687)	$(34,103)
Depreciation, depletion & amortization	15,113	42,432
Exploration expense	15,656	13,453
Rig termination and standby	2,663	7,057
Stock-based compensation	1,473	747
Impairment of proved oil and gas properties	17,665	—
Accretion of asset retirement obligations	86	386
Gain on derivative instruments	(10,550)	(11,371)
Net cash receipts on derivative instruments	18,378	5,965
Interest expense, net	13,461	14,021
(Gain) loss on sale of assets	(22)	80
Gain on early extinguishment of debt	(8,664)	—
Other (income) expense	139	(402)
Income tax (benefit) expense	540	(17,579)

Adjusted EBITDAX	$25,251	$20,686

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

Recent Accounting Pronouncements

The Company’s critical accounting policies are described in Note 3 – Summary of Significant Accounting Policies of the consolidated financial statements for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K. Information related to recent accounting pronouncements is described in Note 3 to our condensed consolidated financial statements and is incorporated herein by reference.

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

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 79% of our December 31, 2015 proved reserves were natural gas.

For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, see “Note 5—Derivative Instruments.”

Interest Rate Risk

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any. At March 31, 2016, the cash interest rate with respect to the Notes was fixed at 8.875%, and interest is due semi-annually from the date of issuance. The first interest payment of $25.6 million was made in January 2016.

We will be exposed to interest rate risk in the future if we draw on our Revolving Credit Facility. Interest on outstanding borrowings under our Revolving Credit Facility will accrue based on, at our option, LIBOR or the alternate base rate, in each case, plus an applicable margin that is determined based on our utilization of commitments under our Revolving Credit Facility. As of March 31, 2016, the borrowing base was $125 million and we had no outstanding borrowings. After giving effect to our outstanding letters of credit, totaling $27.8 million, we had available borrowing capacity under the Revolving Credit Facility of $97.2 million at March 31, 2016.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production which we market to energy companies, end users and refineries, and joint interest receivables.

We are exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to periodic review. We have not experienced any issues of nonperformance by derivative counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2016, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K and filed with the SEC on March 4, 2016, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 6.	Exhibits

See the list of exhibits in the index to exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2016	ECLIPSE RESOURCES CORPORATION (Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt,
Chairman, President and Chief Executive Officer

/s/ Matthew R. DeNezza
Matthew R. DeNezza,
Executive Vice President and Chief Financial Officer

ECLIPSE RESOURCES CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

3.2	Amended and Restated Bylaws of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

4.1	Stockholders Agreement, dated June 25, 2014, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P. and Eclipse Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014).

4.2	Amended and Restated Registration Rights Agreement, dated January 28, 2015, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., Eclipse Management, L.P., Buckeye Investors L.P., GSO Capital Opportunities Fund II (Luxembourg) S.à.r.l., Fir Tree Value Master Fund, L.P., Luxor Capital Partners, LP and Luxor Capital Partners Offshore Master Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

4.3	Indenture, dated as of July 6, 2015, between Eclipse Resources Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015).

4.4	Registration Rights Agreement, dated as of July 6, 2015, between Eclipse Resources Corporation, the guarantors party thereto and Deutsche Bank Securities Inc. on behalf of itself and as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015).

10.1	First Amendment to Second Amended and Restated Credit Agreement, dated January 21, 2016, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2016).

10.2	Second Amendment to Second Amended and Restated Credit Agreement, dated February 24, 2016, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2016).

10.3	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.4	Form of Performance Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.5	Form of Restricted Stock Unit Award Agreement for 2015 Bonuses (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.