Form 10-Q
period 2016-09-30
Eclipse Resources Corp
filed 2016-11-04
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of the registrant’s common stock outstanding at November 4, 2016: 260,591,893 shares

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

Forward-looking statements may include statements about, among other things:

•	realized prices for natural gas, natural gas liquids (“NGLs”) and oil and the volatility of those prices;
•	write-downs of our natural gas and oil asset values due to declines in commodity prices;
•	our business strategy;
•	our reserves, including the impact of current commodity prices on our estimated year end reserves;
•	general economic conditions;
•	our financial strategy, liquidity and capital required for developing our properties and the timing related thereto;
•	the timing and amount of future production of natural gas, NGLs and oil;
•	our hedging strategy and results;
•	future drilling plans;
•	competition and government regulations, including those related to hydraulic fracturing;
•	the anticipated benefits under our commercial agreements;
•	pending legal matters relating to our leases;
•	marketing of natural gas, NGLs and oil;
•	leasehold and business acquisitions;
•	leasehold terms expiring before production can be established;
•	the costs, terms and availability of gathering, processing, fractionation and other midstream services;
•	credit markets;
•	uncertainty regarding our future operating results, including initial production rates and liquid yields in our type curve areas; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,669	$184,405
Accounts receivable	25,638	27,476
Assets held for sale	184	21,971
Other current assets	5,289	35,532
Total current assets	208,780	269,384

PROPERTY AND EQUIPMENT AT COST
Oil and natural gas properties, successful efforts method:
Unproved properties	578,212	720,159
Proved oil and gas properties, net	407,129	265,838
Other property and equipment, net	6,933	7,971
Total property and equipment, net	992,274	993,968

OTHER NONCURRENT ASSETS
Other assets	1,937	2,520
Deferred taxes	—	540
TOTAL ASSETS	$1,202,991	$1,266,412

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	$38,741	$34,717
Accrued capital expenditures	20,324	10,956
Accrued liabilities	21,229	25,462
Accrued interest payable	9,690	23,809
Liabilities held for sale	—	18,898
Total current liabilities	89,984	113,842

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	491,593	527,248
Asset retirement obligations	4,599	3,401
Other liabilities	7,480	1,367
Total liabilities	593,656	645,858
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 260,591,893 and 222,674,270 shares issued and outstanding, respectively	2,607	2,227
Additional paid in capital	1,958,043	1,829,082
Treasury stock, shares at cost; 72,704 at September 30, 2016	(61)	—
Accumulated deficit	(1,351,254)	(1,210,755)
Total stockholders' equity	609,335	620,554
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,202,991	$1,266,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Natural gas, oil and natural gas liquids sales	$54,351	$61,928	$140,740	$173,526
Brokered natural gas and marketing revenue	128	9,244	10,411	15,913
Total revenues	54,479	71,172	151,151	189,439

OPERATING EXPENSES
Lease operating	2,186	3,212	7,111	10,147
Transportation, gathering and compression	26,888	22,811	78,279	57,896
Production and ad valorem taxes	1,980	3,175	1,747	8,353
Brokered natural gas and marketing expense	42	9,262	11,604	20,057
Depreciation, depletion and amortization	28,225	67,172	64,287	170,245
Exploration	12,083	3,244	45,183	22,940
General and administrative	8,036	13,710	29,712	38,370
Rig termination and standby	(112)	174	3,843	7,597
Impairment of proved oil and gas properties	—	—	17,665	—
Accretion of asset retirement obligations	100	412	275	1,197
(Gain) loss on sale of assets	102	290	(944)	(5,183)
Total operating expenses	79,530	123,462	258,762	331,619
OPERATING LOSS	(25,051)	(52,290)	(107,611)	(142,180)
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	10,639	23,679	(8,407)	31,527
Interest expense, net	(12,393)	(11,774)	(38,293)	(40,196)
Gain (loss) on early extinguishment of debt	—	(59,392)	14,489	(59,392)
Other income (expense)	4	—	(137)	400
Total other expense, net	(1,750)	(47,487)	(32,348)	(67,661)
LOSS BEFORE INCOME TAXES	(26,801)	(99,777)	(139,959)	(209,841)
INCOME TAX BENEFIT (EXPENSE)	—	18,309	(540)	52,300
NET LOSS	$(26,801)	$(81,468)	$(140,499)	$(157,541)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.10)	$(0.37)	$(0.60)	$(0.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	258,812	222,537	234,933	216,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
NET LOSS	$(26,801)	$(81,468)	$(140,499)	$(157,541)
Other comprehensive income (loss):
Pension obligation adjustment, net of tax	—	427	—	409
TOTAL COMPREHENSIVE LOSS	$(26,801)	$(81,041)	$(140,499)	$(157,132)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in-Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2015	222,674,270	$2,227	$1,829,082	$—	$(1,210,755)	$620,554
Stock-based compensation	—	—	5,464	—	—	5,464
Shares of common stock issued in public offering, net of equity issuance costs	37,500,000	375	123,502	—	—	123,877
Issuance of restricted stock	149,448	2	(2)	—	—	—
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	268,175	3	(3)	(61)	—	(61)
Net loss	—	—	—	—	(140,499)	(140,499)
Balances, September 30, 2016	260,591,893	$2,607	$1,958,043	$(61)	$(1,351,254)	$609,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,499)	$(157,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	64,287	170,245
Exploration expense	28,952	7,118
Pension benefit costs	—	76
Stock-based compensation	5,464	3,394
Impairment of proved oil and gas properties	17,665	—
Accretion of asset retirement obligations	275	1,197
(Gain) loss on derivative instruments	8,407	(31,527)
Net cash receipts (payments) on settled derivatives	35,870	23,754
(Gain) loss on sale of assets	(944)	(5,183)
(Gain) loss on early extinguishment of debt	(14,489)	59,392
Deferred income taxes	540	(52,447)
Interest not paid in cash	—	1,232
Amortization of deferred financing costs	1,457	1,481
Amortization of debt discount	1,033	1,529
Changes in operating assets and liabilities:
Accounts receivable	(1,261)	23,126
Other assets	(1,902)	(619)
Accounts payable and accrued liabilities	(33,342)	15,491
Net cash provided by (used in) operating activities	(28,487)	60,718
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(92,204)	(410,527)
Capital expenditures for other property and equipment	(852)	(1,327)
Proceeds from sale of assets	14,887	37,287
Net cash used in investing activities	(78,169)	(374,567)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	538,466
Debt issuance costs	40	(13,232)
Repayments of long-term debt	(23,936)	(485,158)
Proceeds from issuance of common stock	124,361	440,000
Equity issuance costs	(484)	(5,875)
Employee tax withholding for settlement of equity compensation awards	(61)	—
Net cash provided by financing activities	99,920	474,201
Net increase (decrease) in cash and cash equivalents	(6,736)	160,352
Cash and cash equivalents at beginning of period	184,405	67,517
Cash and cash equivalents at end of period	$177,669	$227,869
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$48,101	$39,125
Cash paid for income taxes	$—	$284
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$923	$495
Additions of other property through debt financing	$—	$888
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$26,055	$(120,751)
Interest paid-in-kind	$—	$14,786

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of September 30, 2016 or December 31, 2015.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees. The Company had $18.1 million and $19.9 million of accrued revenues, net of certain expenses, at September 30, 2016 and December 31, 2015, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	September 30, 2016	December 31, 2015
Oil and natural gas properties:
Unproved	$578,212	$720,159
Proved	1,510,341	1,288,609
Gross oil and natural gas properties	2,088,553	2,008,768
Less accumulated depreciation depletion and amortization	(1,103,212)	(1,022,771)
Oil and natural gas properties, net	985,341	985,997
Other property and equipment	11,135	10,753
Less accumulated depreciation	(4,202)	(2,782)
Other property and equipment, net	6,933	7,971
Property and equipment, net	$992,274	$993,968

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively.  The Company capitalized interest expense totaling $0.8 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Other Property and Equipment

Other property and equipment include land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

(d) Revenue Recognition

Oil and natural gas sales revenue is recognized when produced quantities of oil and natural gas are delivered to a custody transfer point such as a pipeline, processing facility or a tank lifting has occurred, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sales is reasonably assured and the sales price is fixed or determinable. Revenues from the sales of natural gas, crude oil and NGLs in which the Company has an interest with other producers are recognized using the sales method on the basis of the Company’s net revenue interest. The Company did not have any material imbalances as of September 30, 2016 or December 31, 2015.

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

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances, by product or service as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Receivables by product or service:
Sale of oil and natural gas and related products and services	$18,110	$19,858
Joint interest owners	6,085	3,095
Derivatives	1,424	4,523
Miscellaneous other	19	—
Total	$25,638	$27,476

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the

Company’s unsettled commodity derivative contracts was a net liability position of ($6.8) million and a net asset position of $34.4 million at September 30, 2016 and December 31, 2015, respectively. Other than as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are such counterparties required to provide credit support to the Company. As of September 30, 2016 and December 31, 2015, the Company did not have past-due receivables from or payables to any of such counterparties.

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

(g) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties  totaled approximately $27.7 million and $66.7 million for the three months ended September 30, 2016 and 2015, respectively, and  $62.8 million and $168.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation  totaled approximately $0.5 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and  $1.5 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively. This amount is included in DD&A expense in the condensed consolidated statements of operations.

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

The review for impairment of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. As a result of the decline in commodity prices, the Company recognized impairment expenses of approximately $17.7 million for the nine months ended September 30, 2016  relating to proved properties in the Marcellus Shale. There were no impairments of proved properties for the three or nine months ended September 30, 2015 or the three months ended September 30, 2016.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $9.4 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively, and  approximately $28.1 million and $7.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in impairment charges during the three and nine months ended September 30, 2016  is the result of an increase in expected lease expirations due to the reduction in the Company’s planned future drilling activity due to the current commodity pricing environment. These costs are included in exploration expense in the condensed consolidated statements of operations.

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

(l) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% and 10.45% for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table sets forth the changes in the Company’s ARO liability for the nine months ended September 30, 2016 (in thousands):

Nine Months Ended
September 30, 2016
Asset retirement obligations, beginning of period	$3,401
Additional liabilities incurred	923
Accretion	275
Asset retirement obligations, end of period	$4,599

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date and financial statements are issued. ASU 2014-15 is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial statement disclosures.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  The new standard provides guidance on how certain cash receipts and cash payments are presented and classified on the statement of cash flows.  These requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the impact of the adoption of ASU 2016-15 on its financial position, results of operations and related disclosures.

(r) Change in estimates

During the nine months ended September 30, 2016 , the Company reduced its estimate of amounts due from a non-operated partner related to the sale of natural gas and NGLs, net of associated costs, based on revised information received from the non-operated partner during the period.  As a result, the Company decreased accounts receivable by approximately $4 million, increased revenue from oil and natural gas sales by approximately $1.5 million, and increased transportation, gathering and compression expense by approximately $5.8 million, which increased the net loss for the nine months ended September 30, 2016 by approximately $4 million, or $0.02 per common share.

During the nine months ended September 30, 2016, the Company reduced its estimate for production and ad valorem tax expense based on recent historical experience and additional information received during the period. As a result, the Company decreased the accrual for production and ad valorem taxes to be paid by approximately $4 million, which decreased the net loss for the nine months ended September 30, 2016 by a corresponding amount, or $0.02 per common share.

Note 4—Sale of Oil and Natural Gas Property Interests

  During the nine months ended September 30, 2016   , the Company completed the sale of its Conventional oil and gas properties and related equipment for approximately $4.7 million. As a result of this sale, the Company recognized a gain of approximately $1.0 million  .

During the nine months ended September 30, 2016  , the Company received $3.9 million from the sale of mineral interests related primarily to unproved properties to a third party.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

During the nine months ended September 30, 2016, the Company received $4.8 million from the sale of unproved leases to a third party. No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

During the three months ended September 30, 2016, the Company received $0.4 million from the sale of pipeline assets.  As a result of this sale, the Company recognized a loss of less than $0.1 million.

During the three months ended September 30, 2016, the Company received $1.1 million from acreage trades with various working interest owners totaling approximately 149.5 acres.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and gas properties.

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of September 30, 2016, the Company’s derivative instruments were with Bank of Montreal, Citibank, N.A., and Key Bank, N.A. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of September 30, 2016, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	65,000	September 2016 – December 2016	$3.28
	10,000	January 2017 – December 2017	$2.98
Natural Gas Collars:
Floor purchase price (put)	30,000	September 2016 – December 2017	$3.00
Ceiling sold price (call)	30,000	September 2016 – December 2017	$3.50
Floor purchase price (put)	100,000	January 2017 – December 2017	$2.80
Ceiling sold price (call)	100,000	January 2017 – December 2017	$3.17
Floor purchase price (put)	20,000	January 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	January 2017 – December 2018	$3.25
Floor purchase price (put)	40,000	January 2018 – December 2018	$2.75
Ceiling sold price (call)	40,000	January 2018 – December 2018	$3.28
Natural Gas Three-way Collars:
Floor purchase price (put)	40,000	September 2016 – December 2016	$2.90
Ceiling sold price (call)	40,000	September 2016 – December 2016	$3.24
Floor sold price (put)	40,000	September 2016 – December 2016	$2.35
Floor purchase price (put)	30,000	January 2017 – December 2017	$2.75
Ceiling sold price (call)	30,000	January 2017 – December 2017	$3.57
Floor sold price (put)	30,000	January 2017 – December 2017	$2.25
Natural Gas Call/Put Options:
Call sold	40,000	January 2018 – December 2018	$3.75
Call sold	10,000	January 2019 – December 2019	$4.75

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	850	September 2016 – December 2016	$45.55
Oil Three-way Collars:
Floor purchase price (put)	1,000	September 2016 – December 2016	$60.00
Ceiling sold price (call)	1,000	September 2016 – December 2016	$70.10
Floor sold price (put)	1,000	September 2016 – December 2016	$45.00
Floor purchase price (put)	2,000	January 2017 – September 2017	$46.00
Ceiling sold price (call)	2,000	January 2017 – September 2017	$59.50
Floor sold price (put)	2,000	January 2017 – September 2017	$38.00
Floor purchase price (put)	2,000	January 2017 – December 2017	$46.00
Ceiling sold price (call)	2,000	January 2017 – December 2017	$60.00
Floor sold price (put)	2,000	January 2017 – December 2017	$38.00
Oil Call/Put Options:
Call sold	1,000	January 2018 – December 2018	$50.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	42,000	September 2016 – December 2016	$0.46
	10,500	September 2016	$0.46

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

As of September 30, 2016	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$2,911	$(2,049)	$863	Other current assets
Commodity derivatives - noncurrent	1,471	(412)	1,059	Other assets
Total assets	$4,383	$(2,461)	$1,922

Liabilities
Commodity derivatives - current	$(4,133)	$2,049	$(2,085)	Accrued liabilities
Commodity derivatives - noncurrent	(7,019)	412	(6,607)	Other liabilities
Total liabilities	$(11,152)	$2,461	$(8,691)

As of December 31, 2015	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$41,199	$(8,158)	$33,041	Other current assets
Commodity derivatives - noncurrent	4,594	(3,194)	1,400	Other assets
Total assets	$45,793	$(11,352)	$34,441

Liabilities
Commodity derivatives - current	$(8,158)	$8,158	$—
Commodity derivatives - noncurrent	(3,194)	3,194	—
Total liabilities	$(11,352)	$11,352	$—

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	2016	2015	2016	2015
Commodity derivatives	Gain (Loss) on derivative instruments	$10,639	$23,679	$(8,407)	$31,527

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

	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2016: (in thousands)
Commodity derivative instruments	$—	$(6,769)	$—	$(6,769)
Total	$—	$(6,769)	$—	$(6,769)

	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2015: (in thousands)
Commodity derivative instruments	$—	$34,441	$—	$34,441
Total	$—	$34,441	$—	$34,441

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

8.875% Senior Unsecured Notes Due 2023

On July 6, 2015, the Company issued $550 million in aggregate principal amount of 8.875% Senior Unsecured Notes due 2023 (the “Notes”) at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the Notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, the Company received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which the Company used approximately $510.7 million to finance the redemption of all of its outstanding Senior PIK Notes. The Company intends to use the remaining net proceeds to fund its capital expenditure plan and for general corporate purposes. The fair value of the Notes at September 30, 2016 was $497.4 million.

During the three and nine months ended September 30, 2016, the Company amortized $0.7 million and $2.5 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.  The Company amortized less than $0.1 million and $1.9 million of deferred financing costs and debt discount to interest expense using the effective interest method for the three and nine months ended September 30, 2015, respectively.

The Indenture governing the Notes (the “Indenture”) contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the Indenture. In addition, if the Notes achieve and investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the Indenture has then occurred and is continuing, many of such covenants will be suspended. The Indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the Notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the Indenture at September 30, 2016.

During the nine months ended September 30, 2016, the Company repurchased $39.5 million of the outstanding Notes in open market purchases for $23.4 million. The principal of the outstanding Notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs were charged to gain on early extinguishment of debt, totaling $14.5 million for the nine months ended September 30, 2016.  The Company repurchased all such Notes with cash on hand.

Revolving Credit Facility

The Company has entered into a $500 million senior secured revolving bank credit facility (the “Revolving Credit Facility”) that matures in 2018. Borrowings under the Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of the Company’s proved properties and commodity hedge positions and are subject to semiannual redeterminations (April and October). At September 30, 2016, the borrowing base was $125 million and the Company had no outstanding borrowings. After giving effect to outstanding letters of credit issued by the Company totaling $31.2 million, the Company had available borrowing capacity under the Revolving Credit Facility of $93.8 million at September 30, 2016.

Subsequent to September 30, 2016, the Company posted a letter of credit for $3.3 million related to firm transportation commitments, which reduced the Company’s available borrowing capacity to $90.5 million.  During October 2016, the Company completed its most recent borrowing base redetermination, which resulted in no change to the borrowing base under the Revolving Credit Facility.

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

The Revolving Credit Facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The Credit Agreement contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the Credit Agreement as of September 30, 2016. Commitment fees on the unused portion of the Revolving Credit Facility are due quarterly at rates ranging from 0.375% to 0.50% of the unused facility based on utilization.

Note 8—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recognized expense of $0.1 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Defined Benefit Plan

The Company maintained a defined benefit plan until October 2015. The plan covered 28 employees, of which two were retired, four had deferred vested determination, and one was a survivor. Benefits were based on the employees’ years of service and compensation. The following table details the components of pension benefit cost (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Interest cost	$56	$182
Expected return on plan assets	(82)	(246)
Amortization of net loss	—	43
Settlement costs	—	97
Net periodic benefit cost	$(26)	$76

The defined benefit plan was terminated during October 2015 and lump sum payments were made to the remaining participants.  Accordingly, the Company did not have any pension benefit costs for the three and nine months ended September 30, 2016.

Note 9—Stock-Based Compensation

The Company is authorized to grant up to 16,000,000 shares of common stock under its 2014 Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 8,019,938 shares were available for future grants under the Plan as of September 30, 2016.

Our stock-based compensation expense was as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock units	$1,012	$608	$3,254	$1,779
Performance units	651	384	1,708	912
Restricted stock issued to directors	101	213	454	614
Incentive units	—	32	48	89
Total expense	$1,764	$1,237	$5,464	$3,394

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of September 30, 2016, there was $6.2 million of total unrecognized compensation cost related to outstanding restricted stock units. A summary of restricted stock unit awards activity during the nine months ended September 30, 2016 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2015	1,000,052	$7.07	$1,820
Granted	3,751,931	1.36
Vested	(340,879)	7.13
Forfeited	(67,522)	7.13
Total awarded and unvested, September 30, 2016	4,343,582	$2.14	$14,290

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of September 30, 2016, there was $3.7 million of total unrecognized compensation cost related to outstanding performance units. A summary of performance stock unit awards activity during the nine months ended September 30, 2016 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2015	458,656	$8.77	$417
Granted	1,469,346	1.60
Vested	—	—
Forfeited	—	—
Total awarded and unvested, September 30, 2016	1,928,002	$3.31	$6,343

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.

Restricted Stock Issued to Directors

On October 7, 2014, the Company issued an aggregate of 31,115 restricted shares of common stock to its seven non-employee members of its Board of Directors, which became fully vested on June 25, 2015. For the nine months ended September 30, 2015, the Company recognized expense of approximately $0.3 million related to these awards, respectively.

On May 11, 2015, the Company issued an aggregate of 132,496 restricted shares of common stock to its seven non-employee members of its Board of Directors, which became fully vested on May 11, 2016. For the three and nine months ended September 30, 2015, the Company recognized expense of approximately $0.2 million and $0.3 million, respectively, related to these awards.  For the nine months ended September 30, 2016, the Company recognized expense of approximately $0.3 million related to these awards.

On May 18, 2016, the Company issued an aggregate of 149,448 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which are scheduled to fully vest on May 18, 2017.  For the three and nine months ended September 30, 2016, the Company recognized expense of approximately $0.2 million related to these awards.  As of September 30, 2016, there was approximately $0.6 million of total unrecognized compensation cost related to outstanding restricted stock issued to the Company’s directors.

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

Note 11—Related Party Transactions

During the three and nine months ended September 30, 2016, the Company incurred approximately $0.1 million and $0.4 million, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively,  related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer. The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

Note 12—Commitments and Contingencies

(a) Legal Matters

Prior to the Company’s acquisition of the Oxford Oil Company (“Oxford”), which was completed in June 2013, Oxford commenced a lawsuit on October 24, 2011 in the Common Pleas Court of Belmont County, Ohio against Mr. Barry West, a lessor under an Oxford oil and gas lease, to enforce its rights to access and drill a well pursuant to the lease during its initial 5-year primary term. The lessor counterclaimed, alleging, among other things, that the challenged Oxford lease constituted a lease in perpetuity and, accordingly, should be deemed void and contrary to public policy in the State of Ohio. On October 4, 2013, the Belmont County trial court granted a motion for summary judgment in favor of the lessor and ruled that the lease is a “no term” perpetual lease and, as such, is void as a matter of Ohio law.  On October 8, 2013, the Company appealed the trial court’s decision in the West case to the Ohio Court of Appeals for the Seventh Appellate District, arguing, among other things, that the Belmont County trial court erred in finding that the lease is a “no term” perpetual lease, by ruling that perpetual leases are void as a matter of Ohio law and by invalidating such leases.

On September 26, 2014, the Ohio Court of Appeals for the Seventh Appellate District issued its decision in the case of State ex rel. Claugus Family Farm, L.P. v. Beck Energy Corporation (formerly entitled, Hupp v. Beck Energy Corporation), an appeal of a Monroe County, Ohio trial court decision upon which the trial court in West based its decision. The appellate court held that while Ohio law disfavors perpetual leases, courts in Ohio have not found them to be per se illegal or void from their inception. The appellate court further held that the trial court misinterpreted both the pertinent lease provisions and Ohio law on the subject and erred in concluding that the Beck Energy lease is a no-term, perpetual lease that is void ab initio as against public policy. On November 7, 2014, the plaintiff landowners filed an appeal of the appellate court’s decision with the Supreme Court of Ohio, which was accepted by the Supreme Court of Ohio on January 28, 2015. On March 2, 2015, the Ohio Court of Appeals for the Seventh Appellate District stayed all proceedings in the Company’s appeal in the West case pending a decision by the Supreme Court of Ohio in the Claugus Family v. Beck Energy appeal. On January 21, 2016, the Supreme Court of Ohio affirmed the Appellate Court’s decision in Claugus Family v. Beck Energy and held that the subject lease was not perpetual and not void as against public policy. As a result of such ruling, on February 26, 2016, the Ohio Court of Appeals for the Seventh Appellate District lifted the stay of the Company’s appeal in the West case.

On September 6, 2016, the Ohio Court of Appeals for the Seventh Appellate District issued its decision in the West case in the Company’s favor reversing the trial court’s holdings that the Oxford oil and gas lease was perpetual and void.  The appellate court held that the Oxford oil and gas lease in West was not perpetual because it had a primary term of a definitive duration of five years, and remanded the lawsuit to the trial court for further proceedings on other claims unrelated to the perpetual lease claim.  Mr. West did not appeal the decision of the Ohio Court of Appeals for the Seventh Appellate District to the Ohio Supreme Court, thus concluding the matter as to the perpetual lease claim.

The Company is a party to one other lawsuit that claims the Oxford oil and gas lease is void as a perpetual lease in reliance upon the trial court’s decision in the West case, which was stayed pending the outcome of the appeal in the West case. This lawsuit affects approximately 60 leasehold acres and was capitalized on the Company’s condensed consolidated balance sheet as of September 30, 2016 at $0.7 million.  Based upon the decision of the appellate court in West upholding the validity of the Oxford lease, the Company expects that the perpetual lease claim filed in this additional lawsuit will likely be dismissed by the trial court.

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

The Company leases office space under operating leases that expire between the years 2016 to 2025. The Company recognized rent expense of $0.1 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 13—Income Tax

For the year ending December 31, 2016, the Company’s annual estimated effective tax rate is forecasted to be 0%, exclusive of discrete items. The Company expects to incur both a book and tax loss in fiscal year 2016, and thus, no current federal income taxes are anticipated to be paid. The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to the Company’s year-to-date loss. For the quarter ended September 30, 2016, the Company’s overall effective tax rate on operations was different than the federal statutory rate of 35% due primarily to valuation allowances and other permanent differences.

In forecasting the 2016 annual estimated effective tax rate, management believes that it should limit any tax benefit suggested by the tax effect of the forecasted book loss such that no net deferred tax asset is recorded in 2016. Management reached this conclusion considering several factors such as: (i) the Company’s short tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net tax attribute carryforwards are collectible beyond offsetting existing deferred tax liabilities inherent in the Company’s balance sheet. At this time, the estimated valuation allowance to be recorded in 2016 is $53.7 million.

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

Note 15—Subsequent Events

Management has evaluated subsequent events and believes there are no events that would have a material impact on the aforementioned financial statements and related disclosures, other than those disclosed in the accompanying notes to the condensed consolidated financial statements (See Note 7—Debt).

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

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of September 30, 2016, we had assembled an acreage position approximating 209,000 net acres in Eastern Ohio.

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

As of September 30, 2016, we, or our operating partners, had commenced drilling 205 gross wells within the Utica Core Area and Our Marcellus Project Area, of which 7 gross were drilling, 15 gross were awaiting completion or were in the process of being completed, 3 gross were awaiting midstream, and 180 gross had been turned to sales.

As of September 30, 2016, we were operating 1 horizontal rig in the Utica Core Area, which had resumed drilling during the second quarter of 2016. We had average daily production for the three months ended September 30, 2016 of approximately 221.6 MMcfe comprised of approximately 75% natural gas, 16% NGLs and 9% oil.

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

Overview of Results for the Three and Nine Months Ended September 30, 2016

Operationally, our performance during the three and nine months ended September 30, 2016  reflects the continued development of our acreage, while focusing on capital preservation in the currently depressed commodity price environment.

During the three months ended September 30, 2016, we achieved the following financial and operating results:

•	our average daily net production for the three months ended September 30, 2016 was 221.6 MMcfe per day representing a decrease of 2% over the comparable period of the prior year;
•	commenced drilling 5 gross (3.5 net) operated Utica Shale wells, completed 12 gross (9.5 net) operated Utica Shale wells and turned-to-sales 11 gross (9.6 net) operated wells ;
•	recognized a net loss of $26.8 million for the three months ended September 30, 2016 compared to $81.5 million for the three months ended September 30, 2015; and
•

realized Adjusted EBITDAX of $21.7 million for the three months ended September 30, 2016 compared to $29.6 million for three months ended September 30, 2015. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

  During the nine months ended September 30, 2016, we achieved the following financial and operating results:

•	increased our average daily net production for the nine months ended September 30, 2016 by 13% over the comparable period of the prior year, to 219.6 MMcfe per day;
•	completed the drilling of our over 18,500 foot extended reach lateral well in 17.6 days to total depth;
•	commenced drilling 8 gross (6.5 net) operated Utica Shale wells, completed 17 gross (14.4 net) operated Utica Shale wells and turned-to-sales 14 gross (11.3 net) operated wells ;
•	recognized a net loss of $140.5 million for the nine months ended September 30, 2016 compared to $157.5 million for the nine months ended September 30, 2015; and
•

realized Adjusted EBITDAX of $64.0 million for the nine months ended September 30, 2016 compared to $81.8 million for the nine months ended September 30, 2015. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average, high and low NYMEX Henry Hub prices for natural gas and NYMEX WTI prices for oil for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NYMEX Henry Hub High ($/MMBtu)	$3.19	$2.93	$3.19	$3.32
NYMEX Henry Hub Low ($/MMBtu)	2.67	2.47	1.49	2.47
Average NYMEX Henry Hub ($/MMBtu)	2.88	2.76	2.37	2.79

NYMEX WTI High ($/Bbl)	$49.02	$56.94	$51.23	$61.36
NYMEX WTI Low ($/Bbl)	39.50	38.22	26.19	38.22
Average NYMEX WTI ($/Bbl)	44.89	46.81	42.25	51.45

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

If the currently depressed pricing environment for natural gas, NGLs and oil persists or worsens, it may significantly impact our estimates of natural gas, NGLs and oil reserves, which are estimated and reported as of December 31 of each calendar year. Our estimated net proved reserves at December 31, 2015 were determined using a 12-month unweighted arithmetic average of the first-day-of-the month price for each month in the period from January 2015 to December 2015, which was $2.59 per MMBtu for natural gas and $50.28 per barrel for NGLs and oil. It is difficult to quantify the expected impact of currently depressed commodity prices on our previously reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process. However, if commodity prices remain at current levels or decline further, and assuming all other inputs remain constant, we expect a negative price-related revision to our previously reported estimated net proved reserves. We are still in the initial stages of our year-end reserves estimation process with our independent reserve engineers, including aligning our proved undeveloped reserves with our anticipated five-year drilling plan and accounting for current year activity. We are also awaiting final year-end pricing as well as revised differentials, capital costs and operating expense assumptions, many of which have improved since year-end 2015 as a result of the current commodity pricing environment. Therefore, we are unable to quantify the amount of any future reserve revisions at this time.

 To demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, if we reduced the 12-month average SEC price to $2.28 per MMBtu for natural gas and $41.68 per Bbl for NGLs and oil, and held all other factors constant, then our estimated net proved reserves at December 31, 2015 would have been reduced by approximately 22% from our previously reported estimated net proved reserves at such time, including an 8% reduction of proved developed reserves and a 78% reduction of proved undeveloped reserves. The foregoing prices were calculated using the unweighted arithmetic average first-day-of-the-month price for each of the twelve months in the period ended September 30, 2016. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2015. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process, which, as noted above, is still in its initial phase.

As a result of the decline in commodity prices, we recognized impairment expenses relating to proved properties of $17.7 million for the nine months ended September 30, 2016 i n the Marcellus Shale. For the three and nine months ended September 30, 2015 and the three months ended September 30, 2016,  we did not recognize impairment expenses relating to proved properties. In addition, we recognized impairment expenses relating to unproved properties of $28.1 million and $7.1 million for the nine months ended September 30, 2016 and 2015, respectively.

We consider future commodity prices when determining our development plan, but many other factors are also considered. Although the magnitude of change in these collective factors within a sustained low commodity price environment is difficult to estimate, we currently expect to execute our development plan based on current conditions. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at December 31, 2015, proceeds from our completed follow-on equity offering, borrowings under our revolving credit facility, proceeds from asset sales, and proceeds from additional debt and/or equity offerings.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
Revenues (in thousands)
Natural gas sales	$35,006	$38,360	$(3,354)
NGL sales	7,048	2,757	4,291
Oil sales	12,297	20,811	(8,514)
Total revenues	$54,351	$61,928	$(7,577)

Our production decreased by approximately 0.3 Bcfe for the three months ended September 30, 2016 over the same period in 2015 due to natural decline and the impact of suspending operations during the first half of the year, partially offset by new wells that we placed into production. Our production for the three months ended September 30, 2016 and 2015 is set forth in the following table:

	Three Months Ended September 30,
	2016	2015	Change
Production:
Natural gas (MMcf)	15,372.2	13,412.4	1,959.8
NGL sales (Mbbls)	525.5	663.2	(137.7)
Oil sales (Mbbls)	310.0	554.6	(244.6)
Total (MMcfe)	20,385.2	20,719.2	(334.0)

Average daily production volume:
Natural gas (Mcf/d)	167,089	145,787	21,302
NGL sales (Bbls/d)	5,712	7,209	(1,497)
Oil sales (Bbls/d)	3,370	6,028	(2,658)
Total (Mcfe/d)	221,575	225,209	(3,634)

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the three months ended September 30, 2016 was $2.51 per Mcfe compared to $3.25 per Mcfe during the three months ended September 30, 2015. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended September 30, 2016 and 2015 are shown below:

	Three Months Ended September 30,
	2016	2015	Change
Average Sales Price (excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.28	$2.86	$(0.58)
NGLs ($/Bbl)	13.41	4.16	9.25
Oil ($/Bbl)	39.67	37.52	2.15
Total average prices ($/Mcfe)	2.67	2.99	(0.32)

Average Sales Price (including cash settled derivatives)
Natural gas ($/Mcf)	$2.50	$3.50	$(1.00)
NGLs ($/Bbl)	13.21	4.16	9.05
Oil ($/Bbl)	43.60	38.98	4.62
Total average prices ($/Mcfe)	2.89	3.44	(0.55)

Average Sales Price (including firm transportation)
Natural gas ($/Mcf)	$1.77	$2.56	$(0.79)
NGLs ($/Bbl)	13.41	4.16	9.25
Oil ($/Bbl)	39.67	37.52	2.15
Total average prices ($/Mcfe)	2.28	2.80	(0.52)

Average Sales Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.00	$3.20	$(1.20)
NGLs ($/Bbl)	13.21	4.16	9.05
Oil ($/Bbl)	43.60	38.98	4.62
Total average prices ($/Mcfe)	2.51	3.25	(0.74)

Brokered natural gas and marketing revenue was $0.1 million and $9.2 million for the three months ended September 30, 2016 and 2015, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease from the prior year to the current year is due to increased utilization of our firm transportation capacity for operated production during the three months ended September 30, 2016, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
Operating Expenses (in thousands):
Lease operating	$2,186	$3,212	$(1,026)
Transportation, gathering and compression	26,888	22,811	4,077
Production and ad valorem taxes	1,980	3,175	(1,195)
Depreciation, depletion and amortization	28,225	67,172	(38,947)
General and administrative	8,036	13,710	(5,674)

	Three Months Ended September 30,
	2016	2015	Change
Operating Expenses per Mcfe:
Lease operating	$0.11	$0.16	$(0.05)
Transportation, gathering and compression	1.32	1.10	0.22
Production and ad valorem taxes	0.10	0.15	(0.05)
Depreciation, depletion and amortization	1.38	3.24	(1.86)
General and administrative	0.39	0.66	(0.27)

Lease operating expense was $2.2 million in the three months ended September 30, 2016 compared to $3.2 million in the three months ended September 30, 2015.  Lease operating expense per Mcfe was $0.11 in the three months ended September 30, 2016 compared to $0.16 in the three months ended September 30, 2015.  The decrease of $1.0 million and $0.05 per Mcfe is attributable to reduced personnel costs, in part due to the sale of our Conventional oil and gas properties during 2016, and additional cost-cutting measures during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $26.9 million during the three months ended September 30, 2016 compared to $22.8 million in the three months ended September 30, 2015.  Transportation, gathering and compression expense per Mcfe was $1.32 in the three months ended September 30, 2016 compared to $1.10 in the three months ended September 30, 2015.  These third-party costs were higher in the three months ended September 30, 2016 primarily due to increased firm transportation expenses as we utilized more of our firm transportation capacity for sales of our operated production during the current period      .  The following table details our transportation, gathering and compression expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$9,323	$7,464	$1,859
Processing and fractionation	7,603	5,397	2,206
Liquids transportation and stabilization	2,123	5,600	(3,477)
Marketing	6	365	(359)
Firm transportation	7,833	3,985	3,848
	$26,888	$22,811	$4,077

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $2.0 million in the three months ended September 30, 2016 compared to $3.2 million in the three months ended September 30, 2015. Production and ad valorem taxes per Mcfe was $0.10 in the three months ended September 30, 2016 compared to $0.15 in the three months ended September 30, 2015.  Production and ad valorem taxes decreased from the three months ended September 30, 2015 to the three months ended September 30, 2016 due to a change in our estimated accrual rate based on recent historical experience      .

Depreciation, depletion and amortization was approximately $28.2 million in the three months ended September 30, 2016 compared to $67.2 million in the three months ended September 30, 2015. The decrease in the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 is due to the decrease in proved property costs from impairment charges taken during 2015 and 2016 . On a per Mcfe basis, DD&A decreased to $1.38 in the three months ended September 30, 2016 from $3.24 in the three months ended September 30, 2015, which was predominantly driven by the lower depletion rate resulting from our reduced proved property costs.

General and administrative expense was $8.0 million for the three months ended September 30, 2016 compared to $13.7 million for the three months ended September 30, 2015.  General and administrative expense per Mcfe was $0.39 in the three months ended September 30, 2016 compared to $0.66 in the three months ended September 30, 2015.  The decrease of $5.7 million and $0.27 per Mcfe during the three months ended September 30, 2016 when compared to three months ended September 30, 2015 was primarily due to lower salaries and benefits associated with reduced headcount as of September 30, 2016 as compared to September 30, 2015      .

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$42	$9,262	$(9,220)
Exploration	12,083	3,244	8,839
Rig termination and standby	(112)	174	(286)
Accretion of asset retirement obligations	100	412	(312)
(Gain) loss on sale of assets	102	290	(188)

Brokered natural gas and marketing expense was less than $0.1 million for the three months ended September 30, 2016 compared to $9.3 million for the three months ended September 30, 2015.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease from the prior year to the current year is due to increased utilization of our firm transportation capacity for operated production during the three months ended September 30, 2016, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $12.1 million for the three months ended September 30, 2016 compared to $3.2 million for the three months ended September 30, 2015. The following table details our exploration-related expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
Exploration Expenses (in thousands):
Geological and geophysical	$112	$280	$(168)
Delay rentals	2,286	1,919	367
Impairment of unproved properties	9,360	1,037	8,323
Dry hole and other	325	8	317
	$12,083	$3,244	$8,839

Delay rentals were $2.3 million for the three months ended September 30, 2016 compared to $1.9 million for the three months ended September 30, 2015.  The increase in delay rental expenses relates primarily to converting future lump-sum extension payments into annual delay rentals.

Impairment of unproved properties was $9.4 million for the three months ended September 30, 2016 compared to $1.0 million for the three months ended September 30, 2015. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

    Rig termination and standby expense for the three months ended September 30, 2016 was ($0.1) million related primarily to standby costs that we incurred from temporarily suspending our drilling operations earlier in the year. For the three months ended September 30, 2015, rig termination and standby expenses were $0.2 million related primarily to rig termination expenses.

Accretion of asset retirement obligations was $0.1 million for the three months ended September 30, 2016 compared to $0.4 million for three months ended September 30, 2015. The decrease in accretion expense primarily relates to the sale of our conventional assets and liabilities in the period prior to the three months ended September 30, 2016 .

Other Income (Expense)

Gain (loss) on derivative instruments was $10.6 million for the three months ended September 30, 2016 compared to $23.7 million for the three months ended September 30, 2015. Cash receipts were approximately $4.6 million and $9.3 million for derivative instruments that settled during the three months ended September 30, 2016 and September 30, 2015, respectively.

Interest expense, net was $12.4 million for the three months ended September 30, 2016 compared to $11.8 million for three months ended September 30, 2015.  The increase in interest expense primarily relates to lower capitalized interest, additional expense for surety bonds, and an increase in Revolving Credit Facility fees during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Income tax expense (benefit) was $0.0 million for the three months ended September 30, 2016 compared to income tax benefit of ($18.3) million for the three months ended September 30, 2015. The reduction of income tax benefit recorded for the three months ended September 30, 2016 as compared to the similar period of the prior year was due to the Company recording a higher valuation allowance during the current period due to its recurring pre-tax losses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Revenues (in thousands)
Natural gas sales	$86,935	$92,944	$(6,009)
NGL sales	22,901	19,884	3,017
Oil sales	30,904	60,698	(29,794)
Total revenues	$140,740	$173,526	$(32,786)

Our production grew by approximately 7.0 Bcfe for the nine months ended September 30, 2016 over the same period in 2015 as we placed new wells into production, partially offset by natural decline and voluntary curtailment of our operated production earlier in the year. Our production for the nine months ended September 30, 2016 and 2015 is set forth in the following table:

	Nine Months Ended September 30,
	2016	2015	Change
Production:
Natural gas (MMcf)	44,358.0	33,663.6	10,694.4
NGL sales (Mbbls)	1,725.1	1,740.1	(15.0)
Oil sales (Mbbls)	910.4	1,508.2	(597.8)
Total (MMcfe)	60,171.0	53,153.4	7,017.6

Average daily production volume:
Natural gas (Mcf/d)	161,891	123,310	38,581
NGL sales (Bbls/d)	6,296	6,375	(79)
Oil sales (Bbls/d)	3,323	5,525	(2,202)
Total (Mcfe/d)	219,605	194,708	24,897

During the period, the Company was affected by revisions of prior estimates related to one of its non-operated partners that increased total net production by approximately 2.2 Bcfe, or 8 MMcfe per day, for the nine months ended September 30, 2016.

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the nine months ended September 30, 2016 was $2.59 per Mcfe compared to $3.54 per Mcfe during the nine months ended September 30, 2015. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the nine months ended September 30, 2016 and 2015 are shown below:

	Nine Months Ended September 30,
	2016	2015	Change
Average Sales Price (excluding cash settled derivatives)
Natural gas ($/Mcf)	$1.96	$2.76	$(0.80)
NGLs ($/Bbl)	13.28	11.42	1.86
Oil ($/Bbl)	33.95	40.25	(6.30)
Total average prices ($/Mcfe)	2.34	3.26	(0.92)
Average Sales Price (including cash settled derivatives)
Natural gas ($/Mcf)	$2.57	$3.42	$(0.85)
NGLs ($/Bbl)	13.36	11.42	1.94
Oil ($/Bbl)	43.56	41.24	2.32
Total average prices ($/Mcfe)	2.94	3.71	(0.77)
Average Sales Price (including firm transportation)
Natural gas ($/Mcf)	$1.49	$2.49	$(1.00)
NGLs ($/Bbl)	13.28	11.42	1.86
Oil ($/Bbl)	33.95	40.25	(6.30)
Total average prices ($/Mcfe)	1.99	3.09	(1.10)
Average Sales Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.10	$3.15	$(1.05)
NGLs ($/Bbl)	13.36	11.42	1.94
Oil ($/Bbl)	43.56	41.24	2.32
Total average prices ($/Mcfe)	2.59	3.54	(0.95)

During the period, the Company was affected by revisions of prior estimates related to one of its non-operated partners that decreased natural gas realized prices by approximately $0.09 per Mcf and increased NGL prices by $0.24 per Bbl for the nine months ended September 30, 2016.

Brokered natural gas and marketing revenue was $10.4 million and $15.9 million for the nine months ended September 30, 2016 and 2015, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease from the prior year to the current year is due to increased utilization of our firm transportation capacity for operated production during the nine months ended September 30, 2016, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Operating Expenses (in thousands)
Lease operating	$7,111	$10,147	$(3,036)
Transportation, gathering and compression	78,279	57,896	20,383
Production and ad valorem taxes	1,747	8,353	(6,606)
Depreciation, depletion and amortization	64,287	170,245	(105,958)
General and administrative	29,712	38,370	(8,658)

	Nine Months Ended September 30,
	2016	2015	Change
Operating Expenses per Mcfe:
Lease operating	$0.12	$0.19	$(0.07)
Transportation, gathering and compression	1.30	1.09	0.21
Production and ad valorem taxes	0.03	0.16	(0.13)
Depreciation, depletion and amortization	1.07	3.20	(2.13)
General and administrative	0.49	0.72	(0.23)

Lease operating expense was $7.1 million in the nine months ended September 30, 2016 compared to $10.1 million in the nine months ended September 30, 2015. Lease operating expense per Mcfe was $0.12 in the nine months ended September 30, 2016 compared to $0.19 in the nine months ended September 30, 2015.  The decrease of $3.0 million and $0.07 per Mcfe is attributable to reduced personnel costs, in part due to the sale of our Conventional oil and gas properties, and additional cost-cutting measures during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.  We experience increases in operating expenses as we add new wells and manage existing properties      .

Transportation, gathering and compression expense was $78.3 million during the nine months ended September 30, 2016 compared to $57.9 million in the nine months ended September 30, 2015.  Transportation, gathering and compression expense per Mcfe was $1.30 in the nine months ended September 30, 2016 compared to $1.09 in the nine months ended September 30, 2015.  These third-party costs were higher in the nine months ended September 30, 2016 due to our production growth where we have third party gathering and compression agreements and increased firm transportation expenses, which increased due primarily to additional capacity that came online during 2015 and 2016.  In addition, we revised our estimate of amounts due to a non-operated partner for such costs based on additional information received during the period, resulting in an increase of $5.8 million     .  The following table details our transportation, gathering and compression expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$28,633	$18,415	$10,218
Processing and fractionation	23,469	18,843	4,626
Liquids transportation and stabilization	5,461	10,054	(4,593)
Marketing	3	1,480	(1,477)
Firm transportation	20,713	9,104	11,609
	$78,279	$57,896	$20,383

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $1.7 million in the nine months ended September 30, 2016 compared to $8.4 million in the nine months ended September 30, 2015. Production and ad valorem taxes per Mcfe was $0.03 in the nine months ended September 30, 2016 compared to $0.16 in the nine months ended September 30, 2015.  Production and ad valorem taxes decreased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to a reduction in our estimated accruals of approximately $4 million based on recent historical experience and additional information received during the period       .

Depreciation, depletion and amortization was approximately $64.3 million in the nine months ended September 30, 2016 compared to $170.2 million in the nine months ended September 30, 2015. The decrease in the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 is due to the decrease in proved property costs from impairment charges taken during 2015. On a per Mcfe basis, DD&A decreased to $1.07 in the nine months ended September 30, 2016 from $3.20 in the nine months ended September 30, 2015, which was predominantly driven by the lower depletion rate resulting from our reduced proved property costs.

General and administrative expense was $29.7 million for the nine months ended September 30, 2016 compared to $38.4 million for the nine months ended September 30, 2015.  General and administrative expense per Mcfe was $0.49 in the nine months ended September 30, 2016 compared to $0.72 in the nine months ended September 30, 2015.  The decrease of $8.7 million and $0.23 per Mcfe during the nine months ended September 30, 2016 when compared to nine months ended September 30, 2015 was primarily due to lower salaries and benefits associated with reduced headcount, in part due to the sale of our Conventional oil and gas properties as of September 30, 2016 as compared to September 30, 2015      .

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$11,604	$20,057	$(8,453)
Exploration	45,183	22,940	22,243
Rig termination and standby	3,843	7,597	(3,754)
Impairment of proved oil and gas properties	17,665	—	17,665
Accretion of asset retirement obligations	275	1,197	(922)
(Gain) loss on sale of assets	(944)	(5,183)	4,239

Brokered natural gas and marketing expense was $11.6 million for the nine months ended September 30, 2016 compared to $20.1 million for the nine months ended September 30, 2015.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease from the prior year to the current year is due to increased utilization of our firm transport capacity for operated production during the nine months ended September 30, 2016, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $45.2 million for the nine months ended September 30, 2016 compared to $22.9 million for the nine months ended September 30, 2015. The following table details our exploration-related expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Exploration Expenses (in thousands):
Geological and geophysical	$528	$411	$117
Delay rentals	15,703	15,411	292
Impairment of unproved properties	28,080	7,080	21,000
Dry hole and other	872	38	834
	$45,183	$22,940	$22,243

Impairment of unproved properties was $28.1 million for the nine months ended September 30, 2016 compared to $7.1 million for the nine months ended September 30, 2015. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

    Rig termination and standby expense for the nine months ended September 30, 2016 was $3.8 million related primarily to standby costs that we incurred from temporarily suspending our drilling operations for a portion of the period. For the nine months ended September 30, 2015, rig termination and standby expenses were $7.6 million related primarily to rig termination expenses.

Impairment of proved oil and gas properties was $17.7 million for the nine months ended September 30, 2016 related to our properties in the Marcellus Shale. An analysis of proved properties determined the future undiscounted cash flows were less than the carrying value for certain asset groupings. An impairment expense was recognized for these asset groupings based on the difference between the fair market value and carrying value of the asset groupings. No impairment of proved oil and gas properties was recognized for the nine months ended September 30, 2015.

Accretion of asset retirement obligations was $0.3 million for the nine months ended September 30, 2016 compared to $1.2 million for nine months ended September 30, 2015. The decrease in accretion expense primarily relates to the sale of our conventional assets and liabilities during the nine months ended September 30, 2016 .

Other Income (Expense)

Gain (loss) on derivative instruments was ($8.4) million for the nine months ended September 30, 2016 compared to $31.5 million for the nine months ended September 30, 2015. Cash receipts were approximately $35.9 million and $23.8 million for derivative instruments that settled during the nine months ended September 30, 2016 and September 30, 2015, respectively.

Interest expense, net was $38.3 million for the nine months ended September 30, 2016 compared to $40.2 million for nine months ended September 30, 2015. The decrease in interest expense was due to a lower interest rate on our Notes and reduced interest from the repurchase of long term debt during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Gain on early extinguishment of debt was $14.5 million for the nine months ended September 30, 2016 resulting from the repurchase of $39.5 million of our outstanding Notes on the open market for $23.4 million during such period. The outstanding Notes principal repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $1.6 million were charged to gain on early extinguishment of debt.

Income tax expense (benefit) was $0.5 million for the nine months ended September 30, 2016 compared to income tax benefit of ($52.3) million for the nine months ended September 30, 2015. The reduction of income tax benefit recorded for the nine months ended September 30, 2016 as compared to the similar period of the prior year was due to the Company recording a higher valuation allowance during the current period due to its recurring pre-tax losses.

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

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net cash provided by (used in) operations in the nine months ended September 30, 2016 was ($28.5) million compared to $60.7 million in the nine months ended September 30, 2015. The decrease in cash provided from operating activities reflects the decrease in commodity prices over year-over-year comparative periods, working capital changes, and the timing of cash receipts and disbursements.

Net cash used in investing activities in the nine months ended September 30, 2016 was $78.2 million compared to $374.6 million in the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we:

•	spent $92.2 million on capital expenditures for oil and natural gas properties;
•	spent $0.9 million on property and equipment; and
•	received $14.9 million of proceeds relating to the sale of assets.

During the nine months ended September 30, 2015, we:

•	spent $410.5 million on capital expenditures for oil and gas properties;
•	spent $1.3 million on property and equipment; and
•	received $37.3 million of proceeds relating to the sale of gathering facilities and equipment.

Net cash provided by financing activities in the nine months ended September 30, 2016 was $99.9 million compared to $474.2 million in the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we:

•	purchased outstanding Notes with face value of $39.5 million for $23.4 million; and
•	successfully completed a public offering of 37,500,000 shares of common stock for approximately $123 million of net proceeds.

During the nine months ended September 30, 2015, we:

•	issued shares of common stock in a private placement transaction for proceeds to us totaling approximately $434.1 million, net of $5.9 million of issuance costs; and
•	received net proceeds of $525.2 million from the issuance of Senior Unsecured Notes, net of debt issuance costs; and
•	paid $484.9 million for the redemption of Senior PIK notes, comprised of outstanding principal balance of $437.3 million and make-whole premium of $47.6 million.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, asset sales, borrowings under our Revolving Credit Facility and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We periodically review capital expenditures and adjust our budget based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices. We believe that our existing cash on hand, the net proceeds we received from our completed common stock offering, operating cash flow and available borrowings under our Revolving Credit Facility will be adequate to meet our capital and operating requirements for 2016.

Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We will continue using net cash on hand, cash flows from operations, borrowings under our Revolving Credit Facility, and the net proceeds we received from our completed common stock offering to satisfy near-term financial obligations and liquidity needs, and as necessary, we will seek additional sources of debt or equity to fund these requirements. Longer-term cash flows are subject to a number of variables including the level of production and prices we receive for our production as well as various economic conditions that have historically affected the natural gas and oil business. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

As of September 30, 2016, we were in compliance with all of our debt covenants under the Credit Agreement governing our Revolving Credit Facility and the Indenture governing our 8.875% Senior Unsecured Notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices remain at current levels for longer than we expect, or fall to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at September 30, 2016, excluding discount, totaled $510.5 million and at December 31, 2015 totaled $550.0 million. We redeemed all of the outstanding Senior PIK Notes on July 13, 2015 for approximately $510.7 million, including outstanding principal balance, a make-whole premium and accrued interest. (See Note 7—Debt).

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

During the nine months ended September 30, 2016, the Company repurchased $39.5 million of the outstanding Notes in open market purchases for $23.4 million. The outstanding principal of the Notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $1.6 million were charged to gain on early extinguishment of debt, totaling $14.5 million.

The Indenture governing the Notes contains covenants that, among other things, limit the ability of our restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the Indenture. In addition, if the Notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the Indenture has then occurred and is continuing, many of such covenants will be suspended. The Indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the Indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the Notes to be enforceable, and certain events of bankruptcy or insolvency. We were in compliance with all covenants at September 30, 2016.

We have also entered into a $500 million Revolving Credit Facility, which matures on January 15, 2018 and is governed by a Credit Agreement that includes customary affirmative and negative covenants. The borrowing base under our Revolving Credit Facility is $125 million. After giving effect to our outstanding letters of credit issued, totaling $31.2 million, we had available borrowing capacity under our Revolving Credit Facility of $93.8 million at September 30, 2016. The borrowing base under our Revolving Credit Facility is scheduled to be redetermined semi-annually (in April and October).  Our most recent borrowing base redetermination was completed during October 2016, which resulted in no change to the borrowing base under the Revolving Credit Facility.  Subsequent to September 30, 2016, we posted a letter of credit for $3.3 million related to firm transportation commitments, which reduced our available borrowing capacity under the Revolving Credit Facility to $90.5 million.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of September 30, 2016, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	65,000	September 2016 – December 2016	$3.28
	10,000	January 2017 – December 2017	$2.98
Natural Gas Collars:
Floor purchase price (put)	30,000	September 2016 – December 2017	$3.00
Ceiling sold price (call)	30,000	September 2016 – December 2017	$3.50
Floor purchase price (put)	100,000	January 2017 – December 2017	$2.80
Ceiling sold price (call)	100,000	January 2017 – December 2017	$3.17
Floor purchase price (put)	20,000	January 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	January 2017 – December 2018	$3.25
Floor purchase price (put)	40,000	January 2018 – December 2018	$2.75
Ceiling sold price (call)	40,000	January 2018 – December 2018	$3.28
Natural Gas Three-way Collars:
Floor purchase price (put)	40,000	September 2016 – December 2016	$2.90
Ceiling sold price (call)	40,000	September 2016 – December 2016	$3.24
Floor sold price (put)	40,000	September 2016 – December 2016	$2.35
Floor purchase price (put)	30,000	January 2017 – December 2017	$2.75
Ceiling sold price (call)	30,000	January 2017 – December 2017	$3.57
Floor sold price (put)	30,000	January 2017 – December 2017	$2.25
Natural Gas Call/Put Options:
Call sold	40,000	January 2018 – December 2018	$3.75
Call sold	10,000	January 2019 – December 2019	$4.75

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	850	September 2016 – December 2016	$45.55
Oil Three-way Collars:
Floor purchase price (put)	1,000	September 2016 – December 2016	$60.00
Ceiling sold price (call)	1,000	September 2016 – December 2016	$70.10
Floor sold price (put)	1,000	September 2016 – December 2016	$45.00
Floor purchase price (put)	2,000	January 2017 – September 2017	$46.00
Ceiling sold price (call)	2,000	January 2017 – September 2017	$59.50
Floor sold price (put)	2,000	January 2017 – September 2017	$38.00
Floor purchase price (put)	2,000	January 2017 – December 2017	$46.00
Ceiling sold price (call)	2,000	January 2017 – December 2017	$60.00
Floor sold price (put)	2,000	January 2017 – December 2017	$38.00
Oil Call/Put Options:
Call sold	1,000	January 2018 – December 2018	$50.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	42,000	September 2016 – December 2016	$0.46
	10,500	September 2016	$0.46

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley and Key Bank NA. We believe both institutions currently are an acceptable credit risk. As of September 30, 2016, we did not have any past due receivables from such counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at September 30, 2016. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $23.7 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $24.5 million. A hypothetical 10 percent decrease in future oil prices would increase future earnings related to derivatives by $4.4 million. Similarly, a hypothetical 10 percent increase in future oil prices would decrease future earnings related to derivatives by $5.2 million.

Subsequent to September 30, 2016, we entered into the following derivative instruments to mitigate our exposure to natural gas and oil prices:

Description	Volume (MMbtu/d)	Production Period	Weighted Average Price ($/MMbtu)
Natural Gas Swaps:
	10,000	March 2017 – December 2017	$3.21
Natural Gas Three-way Collars:
Floor purchase price (put)	80,000	January 2018 – December 2018	$2.90
Ceiling sold price (call)	80,000	January 2018 – December 2018	$3.31
Floor sold price (put)	80,000	January 2018 – December 2018	$2.13

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. As a result of the increase in commodity forward prices during the second quarter of 2016, we increased our 2016 capital expenditure budget by approximately 17 percent, or $28 million, from $167.8 million to $196 million.  We expect to fund our capital expenditures for 2016 with cash generated by operations, the net proceeds we received from our completed common stock offering, borrowings under our Revolving Credit Facility, proceeds from asset sales, and proceeds from additional debt or equity offerings. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets.

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

Capitalization

As of September 30, 2016 and December 31, 2015, our total debt, excluding debt discount, and capitalization were as follows (in millions):

	September 30, 2016	December 31, 2015
Senior Unsecured Notes	510.5	550.0
Stockholders Equity	609.3	620.6
Total Capitalization	1,119.8	1,170.6

During the nine months ended September 30, 2016, the Company repurchased and retired $39.5 million of the outstanding Notes on the open market for $23.4 million.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of September 30, 2016 and December 31, 2015, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our condensed consolidated balance sheet at September 30, 2016 reflects accrued interest payable of $9.7 million, compared to $23.8 million as of December 31, 2015.

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

Interest Rates

At September 30, 2016, we had $510.5 million as compared to $550.0 million as of December 31, 2015, of Senior Unsecured Notes outstanding, excluding discounts, which bear interest at a fixed cash rate of 8.875% and is due semi-annually from the date of issuance.

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

We have also entered into a $500 million senior secured revolving bank credit facility, which matures in 2018. Borrowings under our Revolving Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject semiannual redeterminations. The borrowing base under our Revolving Credit Facility is $125 million. After giving effect to our outstanding letters of credit, totaling $31.2 million, we had available borrowing capacity under our Revolving Credit Facility of $93.8 million at September 30, 2016.  Our most recent borrowing base redetermination was completed during October 2016, which resulted in no change to the borrowing base under the Revolving Credit Facility.  Subsequent to September 30, 2016, we posted a letter of credit for $3.3 million related to firm transportation commitments, which reduced our available borrowing capacity under the Revolving Credit Facility to $90.5 million.

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
•

is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to covenants under the Credit Agreement governing the Revolving Credit Facility and the Indenture governing the Notes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(26,801)	$(81,468)	$(140,499)	$(157,541)
Depreciation, depletion and amortization	28,225	67,172	64,287	170,245
Exploration expense	12,083	3,244	45,183	22,940
Rig termination and standby	(112)	174	3,843	7,597
Impairment of proved oil and gas properties	—	—	17,665	—
Stock-based compensation	1,764	1,237	5,464	3,394
Accretion of asset retirement obligations	100	412	275	1,197
(Gain) loss on derivative instruments	(10,639)	(23,679)	8,407	(31,527)
Net cash receipts (payments) on settled derivatives	4,612	9,332	35,870	23,754
Interest expense, net	12,393	11,774	38,293	40,196
(Gain) loss on sale of assets	102	290	(944)	(5,183)
Gain on early extinguishment of debt	—	59,392	(14,489)	59,392
Other (income) expense	(4)	-	137	(400)
Income tax (benefit) expense	—	(18,309)	540	(52,300)
Adjusted EBITDAX	$21,723	$29,571	$64,032	$81,764

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

Interest Rate Risk

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior notes due 2023 at an issue price of 97.903% of the principal amount of the Notes, plus accrued and unpaid interest, if any. At September 30, 2016, the cash interest rate with respect to the Notes was fixed at 8.875%, and interest is due semi-annually from the date of issuance, in January and July.

We will be exposed to interest rate risk in the future if we draw on our Revolving Credit Facility. Interest on outstanding borrowings under our Revolving Credit Facility will accrue based on, at our option, LIBOR or the alternate base rate, in each case, plus an applicable margin that is determined based on our utilization of commitments under our Revolving Credit Facility. As of September 30, 2016, the borrowing base was $125 million and we had no outstanding borrowings. After giving effect to our outstanding letters of credit, totaling $31.2 million, we had available borrowing capacity under the Revolving Credit Facility of $93.8 million at September 30, 2016.  Subsequent to September 30, 2016, we posted a letter of credit for $3.3 million related to firm transportation commitments, which reduced our available borrowing capacity under the Revolving Credit Facility to $90.5 million.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production which we market to energy companies, end users and refineries, and joint interest receivables.

We are exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to periodic review. We have not experienced any issues of nonperformance by derivative counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2016, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

November 4, 2016	ECLIPSE RESOURCES CORPORATION (Registrant)

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