Form 10-K
period 2016-12-31
Eclipse Resources Corp
filed 2017-03-03
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the most recently completed second fiscal quarter, was approximately $162 million.

Number of shares of the registrant’s common stock outstanding at March 3, 2017: 262,239,559 shares.

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

•

“Condensate” or “Condensate Window” refers to the area in which we generally expect Utica Shale wells to produce a natural gas having a heat content greater than 1,210 Btu, with an initial condensate yield of approximately 60 to 300 barrels per MMcf of natural gas produced;

•	“Developed acreage” refers to the number of acres that are allocated or assignable to productive wells or wells capable of production;
•	“Differential” An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas;
•	“Dry Gas” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content between 1,010 Btu and 1,150 Btu with no initial condensate yield;
•	“Dth” is a thermal unit, and is equal to one million Btus;
•	“Dry hole” or “dry well” A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes;
•	“Eureka Midstream” refers to Eureka Midstream LLC;
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

•

“Marcellus Condensate” or “Marcellus Area” refers to the area in which we generally expect Marcellus Shale wells to produce a natural gas having a heat content of approximately 1,300 Btu, with an initial condensate yield of approximately 60-140 barrels per MMcf of natural gas produced;

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

(iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir (as defined in Rule 4-10(a) (2) of Regulation S-X), or by other evidence using reliable technology establishing reasonable certainty;

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

v

•

“Rich Gas” or “Rich Gas Window” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content between 1,150 Btu and 1,210 Btu, with an initial condensate yield of approximately 0 to 60 barrels per MMcf of natural gas produced;

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

•	“TCO” refers to Columbia Gas Transmission
•	“TETCO” refers to Texas Eastern Transmission Company
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

Our Company

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of December 31, 2016, we had assembled an acreage position approximating 199,000 net acres in Eastern Ohio.

We are the operator of approximately 93% of our proved reserves within the Utica Core Area and our Marcellus Area. As of December 31, 2016, we and our operating partners had commenced drilling 202 gross wells within the Utica Core Area and 3 gross wells within our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

Our Properties

We began assembling our acreage position in the Utica Core Area in 2011 based upon a rigorous analytical evaluation of the shale properties within the Utica and Point Pleasant formations across Eastern Ohio. Based upon this evaluation, we concentrated our acreage acquisition efforts in an area spanning parts of 5 counties that we believed would be the most prolific region of the play.  As of December 31, 2016 , we had approximately 92,000 net acres in the Utica Shale in Eastern Ohio within the Utica Core Area.  Based upon production data from the wells we have drilled and participated in and our analysis of the results publicly released by other operators, we believe that our evaluation of the Utica Shale has been validated and that the Utica Core Area is the most prolific part of the play.

Across the Utica Core Area, the eastern boundary is more thermally mature and expected to produce dry gas, while the western boundary is less thermally mature and expected to produce a greater proportion of condensate and NGLs in addition to natural gas. We classify our acreage between these boundaries as being prospective for Dry Gas, Rich Gas, or Condensate. In addition to our position in the Utica Core Area, we own approximately 13,000 acres in our Marcellus Area.  We expect our Marcellus Area to produce a significant proportion of condensate and NGLs in addition to natural gas. Additionally, we own approximately 107,000 net acres (which are approximately 98% held by production) outside of the Utica Core Area that may be prospective for the oil window of the Utica Shale.

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

Across the Utica Core Area, the eastern boundary is more thermally mature and expected to produce dry gas, while the western boundary is less thermally mature and expected to produce a greater proportion of condensate and NGLs in addition to natural gas. As of December 31, 2016, we and our operating partners had turned to sales 183 gross (84 net) wells within the Utica Core Area.

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

As of December 31, 2016, we had approximately 13,000 net acres in the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as our Marcellus Area. The reservoir underlying this acreage is less thermally mature than the Marcellus Shale in Southwestern Pennsylvania, and consequently, we believe natural gas production from this area will yield significant NGLs and condensate. As of December 31, 2016, we have participated in 3 gross (2 net) wells within our Marcellus Area.

Activity

Through December 31, 2016, we, or our operating partners, had commenced drilling 205 gross wells within the Utica Core Area and our Marcellus Area, which are summarized below:

	Operated Gross Wells				Non-Operated Gross Wells
Type Curve Area	Producing to Sales(1)	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling	Producing to Sales	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling
Dry Gas	22	—	5	2	33	—	—	—
Rich Gas	—	—	—	—	22	—	—	—
Condensate	51	5	2	5	55	—	—	—
Total Utica Core Area	73	5	7	7	110	—	—	—
Marcellus Condensate(1)	—	—	—	—	2	—	—	—
Marcellus Area	—	—	—	—	2	—	—	—
Total	73	5	7	7	112	—	—	—

(1)	Excludes one Marcellus producing well outside our defined type curve area.

As of December 31, 2016, our estimated proved reserves were 469.4 Bcfe, or 78.2 MMBoe, an increase of 35% from December 31, 2015 reserves of 348.8 Bcfe, or 58.1 MMBoe, based on reserve reports prepared by Netherland, Sewell & Associates, Inc., or NSAI, our independent petroleum engineers. As of December 31, 2016, our estimated proved reserves were approximately 82% natural gas, 11% NGLs and 7% oil, and approximately 63% were proved developed reserves. The following table provides information regarding our proved reserves as of December 31, 2016, 2015, and 2014:

	Estimated Total Proved Reserves
	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (Bcfe)	Total (MMBoe)	% Liquids	% Developed
December 31, 2014	256.3	5.7	10.9	355.8	59.3	28.0%	55.3%
December 31, 2015	274.1	4.7	7.8	348.8	58.1	21.4%	79.8%
December 31, 2016	386.4	5.2	8.7	469.4	78.2	17.7%	63.4%

Net Undeveloped Locations

	As of December 31, 2016
	Approximate Net Acreage	Net Producing Locations	Net Undeveloped Locations(1)
Dry Gas	41,800	26.2	96.9
Rich Gas	9,400	2.8	24.9
Condensate	41,000	54.9	106.1
Marcellus Condensate(2)	13,000	0.6	65.5

(1)

Based on our reserve report as of December 31, 2016, we had 20 net drilling locations associated with proved undeveloped reserves and one net drilling location associated with proved developed non-producing reserves.  Please see “Determination of Drilling Locations” for more information regarding the process and criteria through which these drilling locations were identified. The drilling locations on which we actually drill will depend on the availability of capital, regulatory approval, commodity prices, costs, actual drilling results and other factors. Please see “Item 1A. Risk Factors”. Our drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill our drilling locations.

(2)	Excludes one Marcellus producing well outside our defined type curve area.

Determination of Drilling Locations

Net undeveloped locations are calculated by taking our total net acreage and multiplying such amount by a risking factor which is then divided by our expected well spacing.  In each type curve area, we apply a 10% risking factor to our net acreage to account for inefficient unitization, acreage expirations and the risk associated with our inability to force pool under state law.  We then subtract net producing wells to arrive at net undeveloped locations.

•

Undeveloped Net Dry Gas Locations – We assume these locations have 13,000 foot laterals and 1,000 foot spacing between wells which yields approximately 305 acre spacing.  As of December 31, 2016, we had approximately 41,800 net acres in the Dry Gas area which, after removing net producing locations, results in 96.9 net undeveloped locations.

•

Undeveloped Net Rich Gas Locations – We assume these locations have 13,000 foot laterals and 1,000 foot spacing between wells which yields approximately 305 acre spacing.  As of December 31, 2016, we had approximately 9,400 net acres in the Rich Gas area which, after removing net producing locations, results in 24.9 net undeveloped locations.

•

Undeveloped Net Condensate Locations – We assume these locations have 13,000 foot laterals and 750 foot spacing between wells which yields approximately 229 acre spacing.  As of December 31, 2016, we had approximately 41,000 net acres in the Condensate area which, after removing net producing locations, results in 106.1 net undeveloped locations.

•

Undeveloped Net Marcellus Condensate Locations – We assume these locations have 10,000 foot laterals and 750 foot spacing between wells which yields approximately 177 acre spacing.  As of December 31, 2016, we had approximately 13,000 net acres in the Marcellus Condensate area which, after removing net producing locations, results in 65.5 net undeveloped locations.

Midstream Agreements

We have contracted for firm gathering, processing and fractionation capacity for a significant portion of our operated acreage in the Condensate and Rich Gas Windows of the Utica Core Area with Blue Racer, a joint venture between Dominion Resources, Inc. and Caiman Energy II, LLC. Additionally, we have contracted with Eureka Midstream for firm gathering services on a significant portion of our operated acreage in the Dry Gas Window of the Utica Core Area. Neither of these gas processing agreements require us to make minimum volume deliveries or shortfall payments.

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

The following table illustrates the firm transportation and sales volumes associated with our operated assets:

Firm Sales & Transportation	Start Date	Term	Volume (Dth/d)	Market
TETCO(1)	April 2015	2 years	75,000	Gulf Coast, Midwest, and M3
TCO	October 2016	15 years	205,000	TCO Pool
Rover(2)	November 2017	15 years	100,000	Gulf Coast
Rover(2)	November 2017	15 years	50,000	Canada

(1)	Capacity was recalled by a third party and will expire on April 1, 2017.
(2)	Start date based on public statements from Energy Transfer Partners.

In March 2014, we entered into a 20 year contract with Shell Chemical, LP (“Shell Chemical”) for the sale of ethane to Shell Chemical’s proposed Appalachian cracker project in Monaca, Pennsylvania. Under the terms of the contract, we agreed to sell to Shell Chemical, at a minimum, all of our “Must Recover Ethane” (i.e., 30% of total recoverable ethane) at Blue Racer’s fractionation facility near Natrium, West Virginia.  In June 2016, Shell Chemical provided notice of a positive final investment decision and election to purchase our ethane.

In August 2014, we entered into an agreement with EnLink Midstream Operating, LP (“Enlink Midstream”) for the marketing of our condensate and operation of our condensate stabilization facilities. Under the terms of the agreement, among other things, EnLink Midstream purchased two of our existing condensate stabilization facilities, and plans to construct and operate additional facilities to support our drilling program in the Utica Shale. This midstream agreement requires us to make minimum volume deliveries to the condensate stabilization facilities or shortfall payments. The following table illustrates the minimum volume commitments:

Term	Natural Gas (Mcf/d)	Term	Oil (Bbl/d)	Term	Water (Bbl/d)
January 2017 – June 2017	50,000	January 2017 – March 2018	3,000	January 2017 – May 2017	3,900
July 2017 – November 2017	37,700	April 2018 – July 2018	6,000	June 2017 – May 2018	5,000
December 2017 – December 2017	87,700	August 2018 – June 2020	10,052	June 2018 – May 2020	5,000
January 2018 – May 2018	60,800
June 2018 – June 2018	89,300
July 2018 – December 2018	117,800
January 2019 – December 2019	92,400
January 2020 – June 2020	82,300

The minimum commitments related to these volumes are reflected in our table of contractual obligations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Contractual Obligations.”

In December 2014, we entered into a 10-year firm transportation and marketing agreement with Blue Racer to market a substantial portion of our operated production of propane and butane through Blue Racer’s firm capacity on Sunoco’s Mariner East II Project. The Mariner East II Project will connect the NGLs resources in the Marcellus and Utica Shale to Sunoco’s existing infrastructure and international port at its Marcus Hook facility near Philadelphia. Mariner East II is expected to be operational in late 2017. Under the agreement, we will have firm transportation, which grows from approximately 7,500 barrels to 14,000 barrels per day during the term of the agreement (67% propane and 33% butane). Through this agreement, we plan to export propane and butane in order to capture the premium pricing offered by international markets, but also retain the ability to sell domestically.

As of December 31, 2016, our firm transportation commitments through 2021 include:

Year Ended December 31,	Volume of Natural Gas (MMBtu/d)	Volume of NGLs (Bbls/d)
2017	248,562	2,105
2018	355,000	13,994
2019	355,000	11,628
2020	355,000	10,724
2021	355,000	9,310

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

Recent Developments

Public Offering of Common Stock

On June 28, 2016, we commenced an underwritten public offering of 37,500,000 shares of common stock, which was priced at $3.50 per share.  We closed the offering on July 5, 2016 and received net proceeds of approximately $123.8 million (after deducting underwriting discounts and commissions and estimated expenses), which we have used to fund our capital expenditure plan and for general corporate purposes.

Asset Sale

On December 19, 2016 we completed the sale of approximately 9,900 net acres in eastern and Noble County and western Monroe County, Ohio for approximately $63.8 million to a third party.  As a result of this sale, we recognized a loss of approximately $7.5 million.

Amendment to the Revolving Credit Facility

On February 24, 2017, we amended our revolving credit facility that resulted in a borrowing base increase to $175 million.  The amendment to the revolving credit facility included, among other things, the replacement of our minimum interest coverage ratio to leverage covenant, which is a the ratio of debt less cash to EBITDAX, and the extension of the facility to January 2020.

2017 Capital Budget

The Board of Directors recently approved an initial capital budget for 2017 of approximately $300 million. The budget includes approximately $261 million for drilling and completions activities, $33 million for land activities and $6 million for other capital requirements. The 2017 Capital Budget is expected to be substantially funded through internally generated cash flows and the Company’s current cash balance.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Proved Reserves. Our historical proved reserve estimates were prepared by NSAI. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI does not own an interest in any of our properties, nor is it employed by us on a contingent basis. A copy of NSAI’s proved reserve reports as of December 31, 2016, December 31, 2015 and December 31, 2014 are attached hereto as exhibits.

We maintain an internal staff of engineers and geoscience professionals who work closely with NSAI to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets. Our internal technical team members meet with NSAI periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information for our properties to NSAI, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Mark Spears, our Director, Reservoir Engineering, is primarily responsible for overseeing the preparation of all of our reserve estimates. Mr. Spears is an engineer with over 30 years of reservoir and operations experience and our geoscience staff has an average of approximately nine years of industry experience per person.

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

•

review by Mr. Spears of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new proved undeveloped reserves additions by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President, Corporate Development and Geosciences;

•	direct reporting responsibilities by Mr. Spears to our Chief Operating Officer; and
•	verification of property ownership by our land department.

The reserves estimates shown herein are based upon evaluations prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Richard B. Talley, Jr. and Mr. Edward C. Roy III.  Mr. Talley, a Licensed Professional Engineer in the State of Texas (No. 102425), has been practicing consulting petroleum engineering at NSAI since 2004 and has over 5 years of prior industry experience.  He graduated from University of Oklahoma in 1998 with a Bachelor of Science Degree in Mechanical Engineering and from Tulane University in 2001 with a Master of Business Administration degree.  Mr. Roy, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 2364), has been practicing consulting petroleum geoscience at NSAI since 2008 and has over 11 years of prior industry experience.  He graduated from Texas Christian University in 1992 with a Bachelor of Science Degree in Geology and from Texas A&M University in 1998 with a Master of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2016, December 31, 2015 and December 31, 2014 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods; and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties.

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

Summary of Natural Gas, NGLs and Oil Reserves. The following table presents our estimated net proved natural gas, NGLs and oil reserves as of December 31, 2016, December 31, 2015 and December 31, 2014, based on the proved reserve reports prepared by NSAI, our independent petroleum engineers, and such proved reserve reports have been prepared in accordance with the rules and regulations of the SEC. Our estimated proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December for the years 2016, 2015, and 2014. For oil and NGLs volumes, the average West Texas Intermediate spot price of $42.75 per barrel for December 31, 2016, $50.28 per barrel for December 31, 2015 and $94.99 per barrel for December 31, 2014, has been adjusted by property group for quality, transportation fees and regional price differentials. For gas volumes, the average Henry Hub spot price of $2.48 per MMBtu for December 31, 2016, $2.59 per MMBtu for December 31, 2015 and $4.35 per MMBtu for December 31, 2014 has been adjusted by property group for energy content, transportation fees and regional price differentials. All prices are held constant throughout the lives of the properties. All of our proved reserves are located in the United States. Copies of the proved reserve reports as of December 31, 2016, December 31, 2015 and December 31, 2014 prepared by NSAI with respect to our properties are included as exhibits this Annual Report on Form 10-K. Our estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

	2016	2015	2014
Proved Developed Reserves:
Natural gas (Bcf)	226.1	209.5	133.0
NGLs (MBbls)	7,520.0	7,245.7	6,758.6
Oil (MBbls)	4,439.5	4,239.2	3,880.9
Combined (Bcfe)	297.8	278.4	196.8
Proved Undeveloped Reserves:
Natural gas (Bcf)	160.4	64.5	123.4
NGLs (MBbls)	1,155.5	513.0	4,120.4
Oil (MBbls)	718.1	453.9	1,816.4
Combined (Bcfe)	171.6	70.3	159.0
Proved Reserves:
Natural gas (Bcf)	386.4	274.1	256.3
NGLs (MBbls)	8,675.5	7,758.7	10,879.0
Oil (MBbls)	5,157.7	4,693.1	5,697.4
Combined (Bcfe)	469.4	348.8	355.8

Reserve engineering is and must be recognized as a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of natural gas, NGLs and oil that are ultimately recovered. Estimates of economically recoverable natural gas, NGLs and oil and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. Please read “Item 1A. Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.

Additional information regarding our proved reserves can be found in the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and the proved reserve reports as of December 31, 2016, 2015, and 2014, which are included as exhibits to this Annual Report on Form 10-K.

Proved Reserves Additions and Revisions

To maintain and grow production and cash flow, we must continue to develop existing proved reserves and locate or acquire new natural gas, NGLs and oil reserves. The following is a discussion of net proved reserves, reserve additions and revisions and future net cash flows from proved reserves.

	Natural Gas (Bcf)	NGLs (MBbls)	Oil (MBbls)	Total (Bcfe)
Proved Reserves:
December 31, 2013	52.3	1,938.4	2,417.4	78.5
Reserve revisions	(12.1)	(739.7)	(462.6)	(19.3)
Extensions and discoveries	235.8	10,216.3	4,337.5	323.1
Production	(19.8)	(536.0)	(594.9)	(26.5)
December 31, 2014	256.3	10,879.0	5,697.4	355.8
Reserve revisions	(115.3)	(4,705.7)	(1,550.1)	(152.9)
Extensions and discoveries	182.6	4,035.7	2,496.3	221.7
Production	(49.5)	(2,450.3)	(1,950.5)	(75.9)
December 31, 2015	274.1	7,758.7	4,693.1	348.8
Reserve revisions	(0.1)	1,273.7	1,196.8	14.8
Extensions and discoveries	175.4	2,156.0	1,300.2	196.1
Acquisitions	3.8	24.8	15.1	4.1
Divestitures	(5.9)	(91.5)	(703.7)	(10.7)
Production	(60.9)	(2,446.2)	(1,343.8)	(83.7)
December 31, 2016	386.4	8,675.5	5,157.7	469.4

During the year ended December 31, 2016, we increased proved reserves by 120.6 Bcfe compared to 2015, primarily through extensions and discoveries that included the completion of drilled uncompleted wells during 2016. This increase in proved reserves was comprised of 196.1 Bcfe of extensions, 14.8 Bcfe of revisions and 4.1 Bcfe of acquisitions. The increase was offset by 83.7 Bcfe of production and 10.7 Bcfe of divestures.  The revisions consisted of a positive revision of 62.8 Bcfe due to technical adjustments offset by negative revisions of 48.0 Bcfe due to pricing and differential changes.

Future Net Cash Flows. At December 31, 2016, 2015 and 2014, the standardized measure of estimated future net cash flows after income taxes from our proved reserves was $206.0 million, $212.9 million and $330.7 million, respectively.  At December 31, 2016, 2015 and 2014, the PV-10 value of estimated future net cash flows before income taxes from our proved reserves was $206.0 million, $212.9 million and $509.4 million, respectively. These PV-10 values were calculated based on the unweighted average first-day-of-the-month oil and gas prices for the prior twelve months held flat for the life of the reserves.

The following table sets forth the estimated future net cash flows from our proved reserves (without giving effect to our commodity hedges), the present value of those net cash flows before income tax (PV-10) and the present value of those net cash flows after income tax (standardized measure):

	Year Ended December 31,
(In thousands)	2016	2015	2014
Future net cash flows	$300,430	$300,059	$792,091
Present value of future net cash flows:
Before income tax (PV-10)	$205,981	$212,865	$509,389
Income taxes	—	—	(178,732)
After income tax (standardized measure)	$205,981	$212,865	$330,657

PV-10 is a non-GAAP financial measure and generally differs from standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues.  Neither PV-10 nor standardized measure represents an estimate of the fair market value of our oil and natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.  We believe that the presentation of the pre-tax PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our reserves prior to taking into account corporate income taxes and our current tax structure.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2016 our proved undeveloped reserves were comprised of 718.1 MBbls of oil, 160.4 Bcf of natural gas and 1,155.5 MBbls of NGLs, for a total of 171.6 Bcfe. As of December 31, 2015, our proved undeveloped reserves were comprised of 453.9 MBbls of oil, 64.5 Bcf of natural gas and 513.0 MBbls of NGLs, for a total of 70.3 Bcfe. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes our changes in PUDs during 2014, 2015 and 2016 (in Bcfe):

Balance, December 31, 2013	34.0
Reserve revisions(1)	(26.0)
Acquisitions	—
Extensions and discoveries	157.5
Transfers to proved developed	(6.6)
Balance, December 31, 2014	159.0
Reserve revisions(2)	(134.5)
Acquisitions	—
Extensions and discoveries	55.2
Transfers to proved developed	(9.4)
Balance, December 31, 2015	70.3
Reserve revisions(3)	(14.2)
Acquisitions	3.6
Extensions and discoveries	111.9
Transfers to proved developed	—
Balance, December 31, 2016	171.6

(1)

Revisions to previous estimates are comprised of 1.0 Bcfe due to positive price revisions, 1.0 Bcfe negative revision due to expense assumptions, and 26.0 Bcfe of negative technical revisions. The 26.0 Bcfe of negative technical revisions to our proved undeveloped quantities were primarily due to the removal of certain locations that we no longer have in our five-year future development plan due to lower expected economic attractiveness.

(2)

Revisions to previous estimates are comprised of 19.6 Bcfe of positive technical revisions, 0.3 Bcfe positive revision related to differentials, 0.7 Bcfe negative revision due to expense assumptions, 121.8 Bcfe negative price revisions, and 31.9 Bcfe negative revisions due to reclassification of wells to unproved because of a slower pace of development beyond the five-year development horizon. The positive technical revisions were primarily due to improved well performance from offsetting producing wells, which we believe were mainly due to improvements in well completion design and pressure managed production techniques.

(3)

Revisions to previous estimates are comprised of 16.6 Bcfe of positive technical revisions primarily due to well performance, 20.2 Bcfe of negative revisions related to pricing and differential changes, and negative revisions of 10.6 Bcfe due to economic locations that the Company no longer expects to develop within five years of initial classification.

During the year ended December 31, 2016, we spent approximately $4.9 million to develop a proved undeveloped well having approximately 12.1 Bcfe net reserves as of December 31, 2016.  We did not convert any year end 2015 proved undeveloped reserves to proved developed reserves during the year ended December 31, 2016.

Production and Price History

The following table sets forth information regarding net production of natural gas, NGLs and oil, and certain price and cost information for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Total production volumes:
Natural gas (MMcf)	60,921.9	49,477.6	19,760.2
NGLs (MBbls)	2,446.2	2,450.3	536.0
Oil (MBbls)	1,343.8	1,950.5	594.9
Combined (MMcfe)	83,661.9	75,882.4	26,545.5
Average daily production volumes:
Natural gas (Mcf/d)	166,453	135,555	54,137
NGLs (Bbls/d)	6,684	6,713	1,468
Oil (Bbls/d)	3,672	5,344	1,630
Combined (Mcfe/d)	228,589	207,897	72,727
Average Realized Price (including cash settled derivatives and firm transportation):
Natural gas ($/Mcf)	$2.19	$2.95	$3.38
NGLs ($/Bbl)	15.55	12.32	39.27
Oil ($/Bbl)	44.66	38.38	79.54
Combined ($/Mcfe)	$2.76	$3.38	$5.09
Expenses (per Mcfe):
Lease operating	$0.11	$0.18	$0.32
Transportation, gathering and compression	1.31	1.13	0.68
Production, severance and ad valorem taxes	0.06	0.15	0.27
Depletion, depreciation and amortization	1.11	3.23	3.36
General and administrative	0.47	0.61	1.59

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2016 relating to our leasehold acreage. Developed acres are acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Ohio	168,525	133,392	99,926	65,908	268,451	199,300
West Virginia	307	177	—	—	307	177
Total	168,832	133,569	99,926	65,908	268,758	199,477

(1)

Fossil Creek owns a right to participate for a 12.5% working interest in approximately 6,180 gross acres within our area of mutual interest with Antero Resources. In calculating our net acreage, we have assumed that Fossil Creek will elect to participate in all wells in which they have a right to participate for their full interest and have deducted this 12.5% working interest from our net acreage where applicable.

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms, although approximately 78% of our leases in the Utica Core Area have a 3-5 year extension at our option. The following table sets forth the total gross and net undeveloped acres as of December 31, 2016 that will expire over the next five years unless operations have commenced on the leasehold acreage or lands pooled therewith have been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities:

Year Ending December 31,	Gross Acres	Net Acres
2017	32,082	16,850
2018	29,858	19,438
2019	12,774	10,682
2020	3,506	2,671
2021 and beyond	13,044	11,128

We have not attributed any PUD reserves to acreage whose expiration date precedes the scheduled date for PUD drilling. In calculating our PUD reserves we have assumed that Fossil Creek will elect to participate in the drilling of these wells for their full interest and have deducted this interest when calculating our net PUD reserves.  In 2017, we expect to incur approximately $45 million related to delay rentals and lease extensions, related to acreage that would otherwise expire during the period.

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

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	22	18.1	76	33.9	88	31.5
Dry holes	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	1	0.1
Dry holes	—	—	—	—	—	—
Total:
Productive	22	18.1	76	33.9	89	31.6
Dry holes	—	—	—	—	—	—

All of these productive wells are gas wells, except for one productive oil well. Many of our gas wells also produce oil, condensate and NGLs. As of December 31, 2016, we had 19 gross (16.9 net) wells in the process of drilling, completing or shut in awaiting infrastructure that are not reflected in the above table.

Operations

General

As of December 31, 2016, we operated approximately 93% of our proved reserves. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Major Customers

For the year ended December 31, 2016, sales to Sequent Energy Management, Enlink Midstream Operating, Antero Resources and Concord Energy LLC represented approximately 20%, 17%, 14% and 12% of our total sales, respectively.  For the year ended December 31, 2015, sales to Enlink Midstream Operating, Sequent Energy Management, Antero Resources and ARM Energy Management represented approximately 21%, 19%, 19%, and 11% of our total sales, respectively. For the year ended December 31, 2014, sales to Antero Resources and ARM Energy Management represented approximately 47% and 25% of our total sales, respectively. Although a substantial portion of production is purchased by these major customers, we do not believe the loss of any one or several customers would have a material adverse effect on our business, as other customers or markets would be accessible to us.

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

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we are an emerging growth company, unlike other public companies that are not emerging growth companies under the JOBS Act, we are not required to, among other things:

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

In addition, public and regulatory scrutiny of the energy industry has resulted in increased environmental regulation and enforcement being either proposed or implemented. For example, the EPA’s 2014—2016 National Enforcement Initiatives include “Ensuring Energy Extraction Activities Comply with Environmental Laws.”  The EPA has retained this category as a National Enforcement Initiative for fiscal years 2017 through 2019.  According to the EPA’s website, “some techniques for natural gas extraction pose a significant risk to public health and the environment.” To address these concerns, the EPA’s goal is to “address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment.” The EPA has emphasized that this initiative will be focused on those areas of the country where energy extraction activities are concentrated, and the focus and nature of the enforcement activities will vary with the type of activity and the related pollution problem presented. This initiative could involve a large scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.

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

The Safe Drinking Water Act and the Underground Injection Control Program

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act, or the SDWA, over hydraulic fracturing activities involving the use of diesel fuel. From time to time, however, Congress has proposed legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of all hydraulic fracturing activities, as well as to require disclosure of the chemical constituents of the fluids used in the fracturing process. Scrutiny of hydraulic fracturing activities by the EPA continues in other ways, with the EPA having completed a draft report for a multi-year study of the potential environmental impacts of hydraulic fracturing. In addition, on April 7, 2015, the EPA published proposed regulations under the CWA for wastewater discharges associated with unconventional oil and natural gas resources, such as low permeability and porosity formations.  Moreover, on March 20, 2015, the U.S. Department of the Interior finalized updated requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, well bore integrity and handling of flowback water.  The Department of the Interior has also proposed rules to minimize venting and flaring from wells on federal lands.  Other governmental agencies, including the United States Department of Energy have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. In Ohio, the Department of Natural Resources finalized new horizontal well site construction requirements on July 6, 2015. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless regulations can be expected to become stricter in the future, and, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

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

Air Emissions

The CAA and its state analog and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. On April 17, 2012, the EPA also approved final rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. These new rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through flaring until 2015, after which reduced emission (or “green”) completions must be used. The rules also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants, and certain other equipment. On August 18, 2015, the EPA proposed amendments that would expand the requirements of the 2012 rule to methane emissions and air emissions associated with hydraulic fracturing operations for oil wells. The EPA is continuing to consider other aspects of the new rules and may propose additional amendments. In addition, the U.S. Department of Interior has proposed rules to reduce venting and flaring from oil and natural gas operations located on federal lands.  These rules may require a number of modifications to our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our customers, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.

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

Employees

As of December 31, 2016, we had 138 full-time employees. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We utilize the services of independent contractors to perform various field and other services.

Corporate Information

Our principal executive offices are located at 2121 Old Gatesburg Road, Suite 110, State College, Pennsylvania 16803, and our telephone number is (866) 590-2568. Our website is www.eclipseresources.com . We expect to make our periodic reports and other information filed with, or furnished to, the Securities and Exchange Commission, or the SEC, available free of charge through our website as soon as reasonably practicable after those reports and other information are electronically filed with, or furnished to, the SEC. The information on, or otherwise accessible through, our website or any other website does not constitute a part of this Annual Report on Form 10-K.

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

Lower commodity prices and negative increases in our differentials have reduced, and we expect will continue to reduce our cash flows and borrowing ability. We may be unable to obtain needed capital or financing on satisfactory terms, or at all, which could lead to a decline in our reserves as existing reserves are depleted. Currently depressed commodity prices and negative differentials have also caused a significant portion of our development and exploration projects to become uneconomic, which may result in our having to make significant downward adjustments to our reserves. For example, for the year ended December 31, 2016, we recorded an impairment charge on certain oil and gas properties located in Ohio of $17.7 million for proved properties and $29.8 million for unproved properties, primarily attributable to the significant decline in commodity prices through early 2016. In addition, for the year ended December 31, 2015 we recorded an impairment charge on certain oil and gas properties located in Ohio of $691.3 million for proved properties and $95.6 million for unproved properties, primarily attributable to the significant decline in commodity prices during 2015.  As a result, if commodity prices continue to remain depressed for a lengthy period of time or experience a further substantial or extended decline, or if our negative differentials increase, our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures may be materially adversely affected.

We have experienced a ratings downgrade, and if commodity prices do not improve or worsen or if we are unable to increase our liquidity, we could experience further downgrades.

On January 19, 2016, Moody’s downgraded our corporate family credit rating and the rating of our 8.875% senior unsecured notes due 2023. The downgrades were primarily the result of the effect of high leverage, low natural gas prices and significant production curtailments on our ability to generate cash flow from operations.

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

During the eight years prior to December 31, 2016, natural gas prices at Henry Hub have ranged from a high of $13.31 per MMBtu in 2008 to a low of $1.49 per MMBtu in 2016. On December 31, 2016, the Henry Hub spot market price of natural gas was $3.71 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. In addition, oil prices have declined significantly since the second half of 2014. The price of WTI crude oil was $53.75 per barrel on December 31, 2016, which is a significant decline from $106.07 per barrel on June 30, 2014. This environment could cause the commodity prices for oil and natural gas to remain at currently depressed levels or to fall to lower levels. For the year ended December 31, 2016, we recorded an impairment charge on certain oil and gas properties located in Ohio of $17.7 million for proved properties and $29.8 million for unproved properties, primarily attributable to the significant decline in commodity prices during 2016. In addition, for the year ended December 31, 2015 we recorded an impairment charge on certain oil and gas properties located in Ohio of $691.3 million for proved properties and $95.6 million for unproved properties, primarily attributable to the significant decline in commodity prices during 2015.  If commodity prices remain depressed for lengthy periods, we may be required to further write down the value of our oil and natural gas properties, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low commodity prices will negatively impact the value of our estimated proved reserves, which will negatively affect the borrowing base under our revolving credit facility and reduce the amounts of cash we would otherwise have available to pay expenses and service any indebtedness that we may incur. In such a case, we may be required to sell assets or raise capital by issuing additional debt or equity in order pay expenses and service indebtedness. Furthermore, the value of our assets, if sold, may not be sufficient to pay our expenses or service our indebtedness.

If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we will be required to take write-downs of the carrying values of our properties.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. For the year ended December 31, 2016, we recorded an impairment charge on certain oil and gas properties located in Ohio of $17.7 million for proved properties and $29.8 million for unproved properties, primarily attributable to the significant decline in commodity prices during 2016.  In addition, for the year ended December 31, 2015, we recorded an impairment charge on certain oil and gas properties located in Ohio of $691.3 million for proved properties and $95.6 million for unproved properties, primarily attributable to the significant decline in commodity prices during 2015. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to further write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

Our development and exploration projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, or at all, which could lead to a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We have made, and if commodity prices rebound expect to continue to make substantial capital expenditures for the development and acquisition of oil and natural gas reserves. We expect to fund our capital expenditures in 2017 with cash on hand and cash generated by our operations. Subsequent to 2017, we expect to fund our capital expenditures with cash on hand, cash generated by our operations and financing activities, which may include borrowings under our revolving credit facility and issuances of debt or equity. If we do not have sufficient borrowing availability under our revolving credit facility due to the current commodity price environment or otherwise, we may seek alternate debt or equity financing options (including, subject to compliance with our debt agreements, the issuance of first lien notes or other priority lien obligations), to sell assets or to further reduce our capital expenditures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices and differentials, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in realized natural gas, NGLs or oil prices from current levels has resulted in a decrease in our actual capital expenditures, which have negatively impacted, and may continue to negatively impact, our ability to grow production. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that a portion of our cash flows from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flows from operations to fund working capital, capital expenditures and acquisitions.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and additives under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. However, with increased public concern regarding the potential for hydraulic fracturing to adversely affect drinking water supplies, proposals have been made to enact federal, state and local legislation and regulations that would increase the regulatory burden imposed on hydraulic fracturing. For example, the U.S. Environmental Protection Agency (the “EPA”), issued regulations to control air emission from oil and natural gas production and natural gas processing operations, recently proposed additional regulations to control air emissions from oil and natural gas production and natural gas processing operations, completed a draft examining the potential impacts of hydraulic fracturing on drinking water resources, proposed standards for wastewater discharges from oil and gas extraction activities and released an Advance Notice of Proposed Rulemaking to solicit public comment on potential chemical disclosure requirements. The U.S. Congress continues to consider amending the Safe Drinking Water Act to remove the exemption for hydraulic fracturing activities and to require disclosure of additives constituents of fluids used in the fracturing process. The Department of the Interior released a final rule that regulates hydraulic fracturing activities on federal lands and has proposed regulations to limit venting and flaring from production operations.  In addition, the United States has made commitments to reduce greenhouse gas emissions under the Paris Agreement, part of the United Nations Framework Convention on Climate Change, and President Obama and Prime Minister Trudeau of Canada recently announced a joint agreement to reduce methane emissions from existing oil and gas operations.

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

We have been an early entrant into the Utica Core Area, which is a new and emerging play, and are also an early entrant into the portion of the Marcellus Shale underlying our Marcellus Area. As a result, our expected well results in these areas are uncertain, and the value of our undeveloped acreage will decline if well results are unsuccessful.

Our expected well results in the Utica Core Area and our Marcellus Area are more uncertain than well results in areas that are more developed and have a greater number of producing wells. As a result, our cost of drilling, completing and operating wells in the Utica Core Area and our Marcellus Area may be higher than initially expected, the ultimate production and reserves from these wells may be lower than initially expected and the value of our undeveloped acreage may decline. Additionally, we cannot assure you that all prospects will be economically viable or that we will not abandon our investments. We cannot assure you that unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that wells drilled by us in prospects that we pursue will be productive or that we will recover all or any portion of our investment in such unproved property or wells.

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

We incurred a net loss of $183.2 million for the year ended December 31, 2014, a net loss of $971.4 million for the year ended December 31, 2015, and a net loss of $203.8 million for the year ended December 31, 2016. Our development of and participation in a large number of prospects has required, and if commodity prices rebound will require, substantial capital expenditures. The uncertainty and factors described throughout this “Risk Factors” section may impede our ability to economically find, develop and acquire oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.

We may not be able to generate sufficient cash to service all of our indebtedness, including our senior unsecured notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

As of December 31, 2016, we had approximately $510.5 million in total indebtedness, no senior secured indebtedness outstanding and approximately $90.5 million of available borrowing capacity under our revolving credit facility (after giving effect to approximately $34.5 million of outstanding letters of credit).  On February 24, 2017, the borrowing base was redetermined, which increased the borrowing base from $125 million to $175 million, while extending the maturity of the credit facility to January of 2020.  The Company’s available borrowing capacity under the revolving credit facility is now $140.5 million.

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

Our producing properties are geographically concentrated in the Appalachian Basin. At December 31, 2016, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages, weather related conditions or interruption of the processing or transportation of natural gas, NGLs or oil. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations. In addition, a number of areas within the Appalachian Basin have historically been subject to mining operations, the existence of which could require coordination to avoid adverse impacts as a result of drilling and mining in close proximity. These restrictions on our operations, and any similar restrictions, can cause delays or interruptions or can prevent us from executing our business strategy, which could have a material adverse effect on our financial condition and results of operations.

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

A significant portion of our Utica Core Area acreage position is dedicated to long-term firm gas gathering, processing and fractionation agreements with primary terms of approximately 15 years. These agreements give us priority service and capacity over non-firm parties that wish to utilize the gas processing and fractionation plants and gas gathering system. As a result of such dedications, a significant portion of our operated wet gas acreage is committed to Blue Racer for gathering, processing and fractionation. Additionally, a significant portion of our operated dry gas acreage is committed to Eureka Midstream LLC for gathering and a significant portion of our operated wet gas acreage is committed to EnLink Midstream Operating, L.P. for condensate gathering and stabilization. While we believe we have reserved sufficient capacity at these plants and on such systems to gather, process, fractionate and stabilize all of our projected production associated with our proved resources and a significant portion of our projected production from the Utica Core Area, that capacity may not be sufficient to handle all of our production or that the plants and systems will not experience significant mechanical problems or delays in construction or become unavailable to us due to unforeseen circumstances. As a result, we may be required to find alternative markets and gathering, processing or fractionation arrangements for our production from the Utica Core Area that is committed under these agreements, and such alternative arrangements may only be available on less favorable terms, or not at all.

We currently do not have agreements with providers of gas gathering, processing or fractionation capacity with respect to our production from our Marcellus Area, and we may not be able to enter into such agreements on favorable terms, or at all.

We have not entered into any gas gathering, processing or fractionation agreements with respect to our production from our Marcellus Area. We may not be able to enter into any such agreements on favorable terms, or at all. Without such agreements, we may not receive priority service or capacity over third parties that utilize the same gas processing and fractionation plants and gas gathering systems. Our inability to obtain sufficient gas gathering, processing and fractionation capacity for our production from our Marcellus Area could negatively impact our cash flows, financial condition and results of operations and reduce the overall value of our assets within this area.

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

We are currently party to and expect to continue to be party to service contracts with drilling rig companies that require us to make shortfall payments to such companies if our actual activity level falls below specified contractual minimum activity levels. Moreover, we have entered into service contracts, and in the future may enter into additional service contracts, such as firm pipeline transportation contracts with companies owning interstate pipelines, that require us or may require us to make shortfall payments if our actual throughput falls below specified contractual minimum volumes. For the year ended December 31, 2016, we incurred approximately $1.8 million in shortfall payments under such contracts. Additionally, in 2017, we expect to have additional firm transportation capacity come into service that we do not currently anticipate filling, which may require us to make shortfall payments if we cannot otherwise optimize or sell such capacity. As such, we can provide no assurance that our activity levels will be sufficient to satisfy the minimum requirements under our drilling rig contracts or that our future volumes will be sufficient to satisfy the minimum requirements under any such firm transportation contracts. If we fail to satisfy the minimum activity levels or throughput requirements associated with such contracts, we would be obligated to make shortfall payments to our counterparties based on the difference between our actual activity levels and throughput volumes, respectively, and the contract minimums in each case. These differences and the associated shortfall payments could be significant and we may not be able to generate sufficient cash to cover those obligations, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing.

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

Any significant reduction in our borrowing base or reduction of lender commitments under our revolving credit facility, as a result of the periodic borrowing base redeterminations or otherwise, may negatively impact our ability to fund our capital expenditure plan.

We expect to fund a portion of our capital expenditure plan through 2017 with future borrowings under our revolving credit facility.  The credit agreement governing our revolving credit facility limits the amounts we can borrow under our revolving credit facility from time to time up to a specified maximum borrowing base amount or the aggregate amount of lender commitments, whichever is less. The lenders, in their sole discretion, will determine a borrowing base on a semi-annual basis based upon the loan value assigned to the proved reserves attributable to our oil and gas properties evaluated in our most recent reserve report(s). Our lenders may further request two additional unscheduled borrowing base redeterminations during each calendar year. Any increase in the borrowing base will require the consent of the lenders holding 95.0% (or 100.0% if there are fewer than three lenders at the time of determination) of the outstanding credit amounts, or if none are then outstanding, 95% of the commitments (provided that no lender’s commitment may increase without its consent). Distinct from determinations of a borrowing base, each lender, in its sole discretion, will determine the maximum amount of loans it will commit to make under our revolving credit facility based, in part, on general economic considerations and its prevailing lending policies. Outstanding borrowings in excess of the lesser of the specified maximum borrowing base amount or the prevailing aggregate lender commitment must be repaid. If we fail to repay such excess borrowings on a timely basis, we must provide additional oil and gas properties as collateral to the extent necessary to eliminate the deficiency. As of December 31, 2016, the borrowing base under our revolving credit facility was $125 million and there were no outstanding borrowings under our revolving credit facility, resulting in borrowing availability of approximately $90.5 million (after giving effect to approximately $34.5 million of outstanding letters of credit).  On February 24, 2017, the borrowing base was redetermined, which increased the borrowing base from $125 million to $175 million, while extending the maturity of the credit facility to January of 2020.  The Company’s available borrowing capacity under the revolving credit facility is now $140.5 million.

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

Reserve estimates for plays, such as the Utica Core Area and our Marcellus Area, where we predominately operate, that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. Less production history may contribute to less accurate estimates of reserves, future production rates and the timing of development expenditures. Most of our production is from wells that have been operational for less than one year, and as estimated reserves vary substantially from well to well, estimated reserves may not be correlated to perforated lateral length or completion technique. Furthermore, the lack of operational history for horizontal wells in the Utica Core Area and our Marcellus Area may also contribute to the inaccuracy of future estimates of reserves and could result in our failing to achieve expected results in these plays. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates or management expectations would have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, given the amount of our total estimated proved reserves in relation to the amount of our outstanding debt obligations, the value of our assets may not be sufficient to satisfy our liquidity needs or to repay our indebtedness.

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

As of December 31, 2016, after deducting wells that have been drilled or are in progress, we had identified approximately 96.9, 24.9, 106.1, and 65.5 net undeveloped Dry Gas, Rich Gas, Condensate and Marcellus Condensate locations, respectively. As a result of the limitations described above, including the recent significant declines in natural gas and oil prices, we may be unable to drill many of our identified drilling locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our identified drilling locations, see “Business—Our Properties.”

We have acreage that we must commence operations upon before lease expiration in order to hold the acreage by production. If we fail to drill sufficient wells to hold acreage we incur substantial lease renewal costs, or if renewal is not feasible, lose our lease and prospective drilling opportunities.

Leases on our oil and natural gas properties typically have a primary term of 5 years, after which they expire unless, prior to expiration, we commence operations within the spacing units covering the undeveloped acres. As of December 31, 2016, we had leases representing approximately 32,082 gross (16,850 net) undeveloped acres scheduled to expire in 2017, 29,858 gross (19,438 net) undeveloped acres scheduled to expire in 2018, 12,774 gross (10,682 net) undeveloped acres scheduled to expire in 2019, 3,506 gross (2,671 net) undeveloped acres scheduled to expire in 2020, and 13,044 gross (11,128 net) undeveloped acres scheduled to expire in 2021 and beyond. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms, or at all. Moreover, many of our leases require lessor consent to create units larger than the leases currently permit, which may make it more difficult to hold our leases by production or optimally develop our leasehold position. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, natural gas, NGLs and oil prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, gathering systems and pipeline transportation constraints and regulatory approvals. In order to hold our current leases that are scheduled to expire in 2017 and 2018, we have deployed a strategy to convert our land extension payments into multi-year delay rental payments, which is designed to spread the costs beyond a single year. We cannot assure you that we will have the liquidity to execute on this strategy, that landowners will be willing to enter into this type of lease modification or that we will have the liquidity to otherwise deploy rigs when needed to hold this expiring acreage. Our reserves and future production, and therefore, our future cash flows and income, are highly dependent on successfully extending or developing our undeveloped leasehold acreage and the loss of any leases could materially adversely affect our ability to so develop such acreage.

The standardized measure of discounted future net cash flows from our proved reserves will not be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2014, December 31, 2015 and December 31, 2016, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas average prices without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•	actual prices we receive for natural gas, NGLs and oil;
•	actual cost of development and production expenditures;
•	the effect of derivative transactions;
•	the amount and timing of actual production; and
•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating standardized measure may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. As a corporation, we are treated as a taxable entity for federal income tax purposes, and our income taxes are dependent on our taxable income. Actual future prices and costs may differ materially from those used in the present value estimates included in this Annual Report on Form 10-K which could have a material effect on the value of our reserves.

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

At December 31, 2016, we had 469.4 Bcfe of total estimated proved reserves, of which approximately 37% were classified as proved undeveloped. Our approximately 171.6 Bcfe of estimated proved undeveloped reserves will require an estimated $96.5 million of development capital over the next 5 years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.

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

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through joint interest receivables ($2.1 million at December 31, 2016) and the sale of our natural gas and oil production ($41.4 million in receivables at December 31, 2016). Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leased properties on which we wish to drill. We can do very little to choose who participates in our wells. For the year ended December 31, 2016, four customers, Sequent Energy Management, Enlink Midstream Operating, Antero Resources Corporation and Concord Energy, LLC, accounted for approximately 20%, 17%, 14% and 12%, respectively, of our revenues. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

Recent decisions by the Ohio Supreme Court interpreting the Ohio Dormant Mineral Act relating to preservation of mineral rights by surface owners could complicate title review, delay drilling activities and increase leasehold expenses with respect to some of our leasehold acreage in Ohio.

On September 15, 2016, the Ohio Supreme Court issued a series of decisions relating to the Ohio Dormant Mineral Act, which we refer to as the ODMA. In the lead case, Corban v. Chesapeake Exploration L.L.C., the court concluded that the 1989 version of the ODMA did not transfer ownership of dormant mineral rights automatically, by operation of law. Instead, prior to 2006, surface owners were required to bring a quiet title action in order to establish abandonment of mineral rights. After June 30, 2006 (the effective date of the 2006 version of the ODMA), surface owners are required to follow the statutory notice and recording procedures enacted in 2006. As a result, going forward, it will be more difficult for a surface owner to achieve an abandonment of mineral rights as the Ohio Supreme Court held that the statutory notice and recording provisions of the 2006 version of the ODMA will apply. In addition, mineral interests that may previously have been believed to be automatically abandoned by operation of law will now be valid pursuant to the Ohio Supreme Court’s rulings. Accordingly, these recent Ohio Supreme Court decisions may complicate title review, delay drilling activities and increase leasehold expenses with respect to our operations in Ohio where the majority of our acreage and producing properties are located, any of which could have an adverse effect on our results of operations and financial condition.

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

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases (“GHGs”). The EPA has issued a series of GHG monitoring, reporting and emissions control rules for oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce GHG emissions and in March 2016 President Obama and Prime Minister Trudeau of Canada announced a joint agreement to reduce methane emissions from existing oil and gas operations. Our business and our financial results could be adversely impacted to the extent that the United States implements any additional GHG regulations in accordance with such agreement.

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

As described in this Annual Report on Form 10-K, most of our executive officers and other key personnel, including our Chairman, President and Chief Executive Officer, Benjamin W. Hulburt, our Executive Vice President, Corporate Development, Thomas S. Liberatore, our Executive Vice President and Chief Operating Officer, Oleg Tolmachev, and our Executive Vice President, Secretary and General Counsel, Christopher K. Hulburt, have substantial past experience in the acquisition, exploration and development of unconventional natural gas and oil properties, including experience at Rex Energy Corporation, Cabot Oil & Gas Corporation, Chesapeake Energy Corporation and Stone Energy Corporation. However, the past experience and success of our executive officers and other key personnel with respect to previous endeavors in the natural gas and oil industry is not a guarantee of our future success or profitability.

The loss of senior management or technical personnel could adversely affect operations.

We depend on the services of our senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel, including Benjamin W. Hulburt, our Chairman, President and Chief Executive Officer, Matthew R. DeNezza, our Executive Vice President and Chief Financial Officer, Thomas Liberatore, our Executive Vice President, Corporate Development, Oleg Tolmachev, Executive Vice President and Chief Operating Officer, and Christopher K. Hulburt, our Executive Vice President, Secretary and General Counsel, could have a material adverse effect on our business, financial condition and results of operations.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and execution on certain trading platforms. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing or trade execution. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, margin rules for uncleared swaps, adopted during the fourth quarter of 2016 by the CFTC and federal banking regulators and requiring the posting of collateral by swap dealers and certain other financial entities, could impact liquidity and therefore reduce our ability to execute hedges to reduce risk and protect cash flows. The margin rules are not yet in effect, and therefore the impact of those provisions to us is uncertain at this time.

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

The U.S. President’s Fiscal Year 2017 Revenue Proposals include provisions that would, if enacted, make significant changes to U.S. tax laws, and legislation has been introduced recently in Congress that would implement some of these proposals. These changes include, but are not limited to, eliminating the immediate deduction for intangible drilling and development costs, eliminating the domestic production manufacturing deduction against income for domestic production activities relating to oil and natural gas exploration and development, repealing the percentage depletion allowance for oil and natural gas properties, extending the amortization period for certain geological and geophysical expenditures, and imposing a $10.25 per barrel fee on certain oil production to be paid by certain oil companies (without precise details regarding the implementation of such fee). These proposed changes in the U.S. tax laws, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to oil and natural gas exploration and development, could adversely affect our business, financial condition, results of operations and cash flows.

In February 2015, the governor of the State of Ohio proposed a budget for fiscal years 2016 and 2017 that included increased severance taxes on oil and gas produced by unconventional operators. The Ohio House of Representatives removed such severance tax increase from the budget that was adopted in April 2015. The Ohio Legislature continues to consider proposals to increase the current severance tax imposed on production of natural gas or oil in Ohio.  If any legislation increasing severance taxes is enacted, such increase on production from horizontally drilled wells could increase our future production tax rates.

Risks Related to Our Common Stock

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the NYSE. In the future, if we are unable to meet the continued listing requirements of the NYSE, including, among other things, the requirement of maintaining a minimum average closing price of $1.00 per share over a consecutive 30 trading-day period, we would fall below compliance standards and risk having our common stock delisted.

On February 26, 2016, we received a notice from the NYSE that that the average closing price of our common stock over a consecutive 30 trading-day period as of February 22, 2016 was below $1.00 per share, and, as a result, the price per share of our common stock was below the minimum average closing price required to maintain listing on the NYSE. However, on April 1, 2016, we received a subsequent letter from the NYSE confirming that our average stock price per share over the consecutive 30 trading-day period as of March 31, 2016 was above the NYSE’s minimum requirement of $1.00, and that, as a result, we were are no longer considered to be below the $1.00 per share continued listing requirement.

In the event that we are once again notified by the NYSE that we have fallen below the minimum average closing price continued listing requirement, we intend to respond to the NYSE within 10 business days of our intent to cure such deficiency. We would have six months, or in certain circumstances, until we could take stockholder action at our next annual meeting, to regain compliance. During the cure period, our common stock would continue to be listed and traded on the NYSE, subject to compliance with the other NYSE continued listing standards.

A delisting of our common stock could negatively impact us by, among other things:

•	reducing the liquidity and market price of our common stock;
•	reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity;
•	decreasing the amount of news and analyst coverage relating to us;
•	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and
•	impacting our reputation and, as a consequence, our ability to attract new business.

The price of our common stock has historically been volatile, and this volatility may affect the price at which you could sell your common stock.

Our common stock began trading on the NYSE on June 20, 2014 and since such date the market price of our common stock has ranged from a low of $0.65 per share in February 2016 to a high of $27.18 per share in June 2014. This volatility may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could continue to fluctuate significantly for various reasons, including:

•	general market conditions, including fluctuations in commodity prices;
•	our operating and financial performance and drilling locations, including reserve estimates;
•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•	strategic actions by our competitors;
•	our failure to meet revenue, reserves or earnings estimates;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	the failure of research analysts to cover our common stock;
•	sales of our common stock by us, the EnCap Funds or other stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks describes under this “Risk Factors” section.

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

Certain investment funds (the “EnCap Funds”) managed by EnCap Investment L.P. (“EnCap”) beneficially own a majority of our common stock. We have entered into a stockholders’ agreement with the EnCap Funds and certain other stockholders, pursuant to which such stockholders have certain rights relative to designated director nominees and agreed to vote their shares of common stock in accordance with the stockholders’ agreement, including as it relates to the election of directors. As a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

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

The EnCap Funds, hold a substantial majority of our common stock.

The EnCap Funds, which are managed by EnCap hold the majority of the outstanding shares of our common stock. EnCap is entitled to act separately in its own interest with respect to the shares of our common stock, and it has the voting power to elect all of the members of our board of directors and thereby control our management and affairs. In addition, EnCap has the ability to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company. The existence of a significant stockholder may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

So long as EnCap continues to control a significant amount of our common stock, it will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of EnCap may differ or conflict with the interests of our other stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

The stockholders’ agreement we entered into in connection with the completion of our IPO permits certain stockholders to designate a majority of the members of our board of directors.

In connection with the completion of our IPO, we entered into a stockholders agreement with the EnCap Funds and certain other stockholders, pursuant to which such stockholders were provided with certain rights relative to designated director nominees and agreed to vote their shares of common stock in accordance with the stockholders agreement, including as it relates to the election of directors. Certain of our directors and members of our management team control or have other relationships with such stockholders.

Conflicts of interest could arise in the future between us, on the one hand, and EnCap and its affiliates, including its portfolio companies, on the other hand, concerning, among other things, potential competitive business activities or business opportunities.

EnCap is a leading provider of private equity to the independent sector of the U.S. oil and gas industry and manages investment funds with ownership interests in our Company. EnCap and its affiliates may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. EnCap and its affiliates may acquire or seek to acquire assets that we seek to acquire, and as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue. Moreover, EnCap has an interest in Caiman Energy II, LLC, which owns a significant interest in Blue Racer, a provider of firm gathering, processing and fractionation capacity for our operated acreage in the Rich Gas, Condensate and Rich Condensate Windows of the Utica Core Area. As a result, EnCap’s interests with respect to matters arising in connection with our arrangements with Blue Racer may not align with our interests. Any actual or perceived conflicts of interest with respect to the foregoing could have an adverse impact on the trading price of our common stock.

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

We may sell additional shares of common stock in subsequent public or private offerings. We may also issue additional shares of common stock or convertible securities. As of December 31, 2016, we had 260,591,893 outstanding shares of common stock. The EnCap Funds beneficially own an aggregate of 172,955,027 shares of our common stock, or approximately 66% of our total outstanding shares, all of which are restricted from immediate resale under the federal securities laws, but may be sold into the market in the future. Subject to compliance with the Securities Act or exemptions therefrom, certain of our employees may sell their shares of common stock into the public market.

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

Information regarding the Company’s legal proceedings is set forth in “Note 14 —Commitments and Contingencies,” located in the Notes to the Consolidated Financial Statements included in Part II Item 8. of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

We have one class of common shares outstanding, having a par value of $0.01 per share (“Common Stock”). Our Common Stock is traded on the New York Stock Exchange under the symbol “ECR”. As of March 3, 2017, our Common Stock was held by 16 holders of record. The number of holders does not include the shareholders for whom shares are held in a “nominee” or “street” name.

The table below reflects the high and low intraday sales prices per share of the Common Stock on the New York Stock Exchange for the years ended December 31, 2015 and December 31, 2016.

	Sales Prices
	High	Low
2015
First Quarter	$7.45	$5.18
Second Quarter	$7.12	$5.11
Third Quarter	$5.25	$1.90
Fourth Quarter	$3.34	$1.35
2016
First Quarter	$2.09	$0.65
Second Quarter	$4.42	$1.32
Third Quarter	$3.81	$2.42
Fourth Quarter	$3.66	$2.32

Dividend Policy

We have not paid any cash dividends since our inception, and we do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. In addition, certain of our debt instruments place restrictions on our ability to pay cash dividends.

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

The selected historical consolidated financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from the audited consolidated financial statements of Eclipse Resources Corporation.

Statement of Operations data: (in thousands)	Year Ended December 31,
	2016	2015	2014	2013	2012
REVENUES
Natural gas, oil and natural gas liquids sales	$223,015	$234,601	$137,816	$12,935	$370
Brokered natural gas and marketing	12,019	20,720	—	—	—
Total revenues	235,034	255,321	137,816	12,935	370
OPERATING EXPENSES
Lease operating	9,023	13,904	8,518	2,576	16
Transportation, gathering and compression	109,226	85,846	18,114	67	—
Production and ad valorem taxes	4,998	11,621	7,084	77	1
Brokered natural gas and marketing expense	12,268	26,173	—	—	—
Depreciation, depletion and amortization	92,948	244,750	89,218	6,163	404
Exploration	52,775	116,211	21,186	3,022	4,692
General and administrative	39,431	46,409	42,109	21,276	4,425
Rig termination and standby	3,846	9,672	3,283	—	—
Impairment of proved oil and gas properties	17,665	691,334	34,855	2,081	—
Accretion of asset retirement obligations	391	1,623	791	364	—
(Gain) loss on sale of assets	6,936	(4,737)	(960)	—	(372)
Gain on reduction of pension liability	—	—	(2,208)	—	—
Total operating expenses	349,507	1,242,806	221,990	35,626	9,166
OPERATING LOSS	(114,473)	(987,485)	(84,174)	(22,691)	(8,796)
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(52,338)	56,021	20,791	—	—
Interest expense, net	(50,789)	(53,400)	(48,347)	(20,850)	37
Gain (loss) on early extinguishment of debt	14,489	(59,392)	—	—	—
Other income (expense)	(149)	400	353	—	—
Total other expense, net	(88,787)	(56,371)	(27,203)	(20,850)	37
LOSS BEFORE INCOME TAXES	(203,260)	(1,043,856)	(111,377)	(43,541)	(8,759)
INCOME TAX BENEFIT (EXPENSE)	(546)	72,446	(71,799)	—	—
NET LOSS	$(203,806)	$(971,410)	$(183,176)	$(43,541)	$(8,759)
Statement of Cash Flow data:
Net cash provided by (used in)
Operating activities	$6,405	$80,299	$8,513	$12,438	$(3,381)
Investing activities	(89,318)	(437,268)	(718,436)	(894,274)	(47,535)
Financing activities	99,737	473,857	667,931	964,288	68,916
Balance Sheet data:
Cash and cash equivalents	$201,229	$184,405	$67,517	$109,509	$27,057
Total property and equipment, net	947,500	993,968	1,722,827	1,018,084	106,253
Total assets	1,197,859	1,266,412	1,879,684	1,143,523	133,522
Total debt	492,278	527,248	408,754	389,247	—
Total stockholders’ equity	546,716	620,554	1,152,711	667,971	126,704
Other financial data:
Adjusted EBITDAX	$105,000	$113,077	$62,426	$(11,018)	$(4,069)

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
•

is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to covenants under our revolving credit facility and the indenture governing our senior unsecured notes.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net loss	$(203,806)	$(971,410)	$(183,176)	$(43,541)	$(8,759)
Depreciation, depletion and amortization	92,948	244,750	89,218	6,163	404
Exploration expense	52,775	116,211	21,186	3,022	4,692
Rig termination and standby	3,846	9,672	3,283	—	—
Stock-based compensation	6,216	4,635	256	43	3
Accretion of asset retirement obligations	391	1,623	791	364	—
Impairment of proved oil and gas properties	17,665	691,334	34,855	2,081	—
Gain on reduction of pension obligations	—	—	(2,208)	—	—
(Gain) loss on derivative instruments	52,338	(56,021)	(20,791)	—	—
Net cash receipts (payments) on settled derivatives	38,696	37,074	564	—	—
Net cash paid for option premium	—	—	(385)	—	—
Interest expense, net	50,789	53,400	48,347	20,850	(37)
(Gain) loss on sale of assets	6,936	(4,737)	(960)	—	(372)
Gain (loss) on early extinguishment of debt	(14,489)	59,392	—	—	—
Other (income) expense	149	(400)	(353)	—	—
Income tax (benefit) expense	546	(72,446)	71,799	—	—
Adjusted EBITDAX	$105,000	$113,077	$62,426	$(11,018)	$(4,069)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 24, 2014, prior to the closing of our initial public offering (“IPO”), we completed our Corporate Reorganization, as described under “Note 1—Organization and Nature of Operations” located in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K. As such, information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2014 through June 23, 2014, as contained within the year ended December 31, 2014, pertain to the historical financial statements and results of operations of Eclipse I, our accounting predecessor.

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of December 31, 2016, we had assembled an acreage position approximating 199,000 net acres in Eastern Ohio. We had approximately 92,000 net acres in the Utica Shale in Eastern Ohio within the Utica Core Area, which we believe to be the most prolific part of the play.  Approximately 13,000 net acres are located in the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as our Marcellus Area.

We are the operator of approximately 93% of our proved reserves within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of December 31, 2016:

•	we were operating 1 horizontal rig in the Utica Core Area;
•

we, or our operating partners, had commenced drilling 204 gross (101 net) wells within the Utica Core Area and our Marcellus Area, of which 6 gross (4 net) were top holed, 1 gross (1 net) was drilling, 7 gross (7 net) were awaiting completion, 5 gross (5 net) were awaiting midstream and 185 gross (85 net) had been turned to sales.

•	we had average daily production for the year ended December 31, 2016 of approximately 228.6 MMcfe, which was comprised of approximately 73% natural gas, 17% NGLs and 10% oil; and
•

our estimated proved reserves were 469.4 Bcfe, or 78.2 MMBoe, based on reserve reports prepared by Netherland, Sewell & Associates, Inc., or NSAI, our independent petroleum engineers, all of which were in Ohio and approximately 63% of which were proved developed reserves. Our estimated proved reserves were approximately 82% natural gas, 11% NGLs and 7% oil, as of December 31, 2016.

Factors That Significantly Affect Our Financial Condition and Results of Operations

We derive substantially all of our revenues from the production and sale of natural gas, NGLs and oil that are extracted from our natural gas during processing. During the year ended December 31, 2016, our revenues were comprised of approximately 60%, 17% and 23% from the production and sale of natural gas, NGLs and oil, respectively. Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Natural gas, NGLs and oil prices have historically been volatile and may fluctuate widely in the future due to a variety of factors, including, but not limited to, prevailing economic conditions, supply and demand of hydrocarbons in the marketplace and geopolitical events such as wars or natural disasters. Sustained periods of low prices for these commodities would materially and adversely affect our financial condition, our results of operations, the quantities of natural gas, NGLs and oil that we can economically produce and our ability to access capital.

We use commodity derivative instruments to manage and reduce price volatility and other market risks associated with our production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through over-the-counter commodity derivative contracts with large financial institutions. Please read “Item 7A . Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of our commodity derivative contracts.

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

Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Initial Public Offering. As a result of our IPO, we have incurred direct incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company. Information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2014 through June 23, 2014, as contained within the year ended December 31, 2014, pertain to the historical financial statements and results of operations of Eclipse I, our accounting predecessor. As a result, the historical financial data may not give you an accurate indication of what our actual results would have been had our Corporate Reorganization been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In addition, we were not a tax paying entity prior to the completion of our Corporate Reorganization on June 24, 2014 and therefore, no income tax expense was recorded by us prior to such time.

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

Financing Arrangements. On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior unsecured notes due 2023 at an issue price of 97.903% of the principal amount of the notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the senior unsecured notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, we received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which we used approximately $510.7 million to finance the redemption of all of our outstanding 12.0% Senior PIK Notes due 2018. We intended to use the remaining net proceeds to fund our capital expenditure plan and for general corporate purposes.

During 2016, the Company repurchased $39.5 million of outstanding senior unsecured notes in open market purchases for $23.4 million.  The principal of the outstanding senior unsecured notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs were charged to gain on early extinguishment of debt, totaling $14.5 million for fiscal year.  The Company repurchased all such senior unsecure notes with cash on hand.

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

•

Brokered natural gas and marketing. These expenses are gas purchases for brokered natural gas that we buy and sell that is not related to our production and firm transportation capacity that is marketed to third parties.

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

We also continually evaluate our rates of return on invested capital in our wells. We believe the quality of our assets combined with our technical and managerial expertise can generate attractive rates of return as we develop our acreage in the Utica Core Area and our Marcellus Area. We review changes in drilling and completion costs; lease operating costs; natural gas, NGLs and oil prices; well productivity; and other factors in order to focus our drilling on the highest rate of return areas within our acreage.

Overview of the Year Ended December 31, 2016 Results

Operationally, our performance during the year ended December 31, 2016 reflects continued development of our acreage, while focusing on capital preservation in the current commodity price environment. During the year ended December 31, 2016, we achieved the following financial and operating results:

•	increased our average daily net production for the year ended December 31, 2016 by 10% over the prior year, to 228.6 MMcfe per day;
•

commenced drilling 10 gross (10 net) operated Utica Shale wells, completed 25 gross (22 net) operated Utica Shale wells and turned-to-sales 20 gross (17 net) operated Utica Shale wells during the year;

•	recognized a net loss of $203.8 million for the year ended December 31, 2016 compared to $971.4 million for the year ended December 31, 2015; and
•

realized Adjusted EBITDAX of $105.0 million for the year ended December 31, 2016 compared to $113.1 million for the year ended December 31, 2015. Adjusted EBITDAX is a non-GAAP financial measure. See “Item 6. Selected Financial Data—Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average, high and low NYMEX Henry Hub prices for natural gas and NYMEX WTI prices for oil for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
NYMEX Henry Hub High ($/MMBtu)	$3.80	$3.32	$6.15
NYMEX Henry Hub Low ($/MMBtu)	1.49	1.63	2.89
Average NYMEX Henry Hub ($/MMBtu)	2.52	2.57	4.26

NYMEX WTI High ($/Bbl)	$54.01	$61.36	$107.26
NYMEX WTI Low ($/Bbl)	26.19	34.55	53.27
Average NYMEX WTI ($/Bbl)	43.29	49.33	92.91

Historically, commodity prices have been extremely volatile, and we expect this volatility to continue for the foreseeable future. A decline in commodity prices could materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. We make price assumptions that are used for planning purposes, and a significant portion of our cash outlays, including rent, salaries and noncancelable capital commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, our financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.

The Company is committed to profitably developing its natural gas, NGLs and condensate reserves through an environmentally responsible and cost-effective operational plan.  The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop its reserves. Despite the continued low price commodity environment, the Company believes the long-term outlook for its business is favorable due to the Company's resource base, low cost structure, risk management strategies, and disciplined investment of capital.

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process. However, the below sensitivity analysis demonstrates the potential impact of a 10% increase and decrease in commodity pricing to our reserves and Standardized Measure assuming all other inputs remain constant.

	Oil	Natural Gas	Estimated Proved Reserves	Standardized Measure of Discounted Future Net Cash Flows
Commodity Pricing - SEC	$42.75	$2.48	469,438.0	$206.0
Reserves Sensitivity:
10% Increase	$47.03	$2.73	832,052.0	$325.7
10% Decrease	$38.48	$2.23	324,834.0	$132.5

We consider future commodity prices when determining our development plan, but many other factors are also considered. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at December 31, 2016, cash flows from operations, borrowings under our revolving credit facility, proceeds from asset sales, and proceeds from additional debt and/or equity offerings.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
Revenues (in thousands)
Natural gas sales	$134,618	$129,561	$5,057
NGL sales	38,204	30,177	8,027
Oil sales	50,193	74,863	(24,670)
Total revenues	$223,015	$234,601	$(11,586)

Our production grew by approximately 7.8 Bcfe for the year ended December 31, 2016 over the year ended December 31, 2015, as we placed new wells into production, partially offset by natural decline. Our production for the years ended December 31, 2016 and 2015 is set forth in the following table:

	Year Ended December 31,
	2016	2015	Change
Production:
Natural gas (MMcf)	60,921.9	49,477.6	11,444.3
NGL sales (Mbbls)	2,446.2	2,450.3	(4.1)
Oil sales (Mbbls)	1,343.8	1,950.5	(606.7)
Total (MMcfe)	83,661.9	75,882.4	7,779.5

Average daily production volume:
Natural gas (Mcf/d)	166,453	135,555	30,898
NGL sales (Bbls/d)	6,684	6,713	(29)
Oil sales (Bbls/d)	3,672	5,344	(1,672)
Total (Mcfe/d)	228,589	207,897	20,692

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the year ended December 31, 2016 was $2.76 per Mcfe compared to $3.38 per Mcfe during the year ended December 31, 2015. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the years ended December 31, 2016 and 2015 are shown below:

	Year Ended December 31,
	2016	2015	Change
Average Sales Price (excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.21	$2.62	$(0.41)
NGLs ($/Bbl)	15.62	12.32	3.30
Oil ($/Bbl)	37.35	38.38	(1.03)
Total average prices ($/Mcfe)	2.67	3.09	(0.42)

Average Sales Price (including cash settled derivatives)
Natural gas ($/Mcf)	$2.69	$3.27	$(0.58)
NGLs ($/Bbl)	15.55	12.32	3.23
Oil ($/Bbl)	44.66	40.92	3.74
Total average prices ($/Mcfe)	3.13	3.58	(0.45)

Average Sales Price (including firm transportation)
Natural gas ($/Mcf)	$1.71	$2.31	$(0.60)
NGLs ($/Bbl)	15.62	12.32	3.30
Oil ($/Bbl)	37.35	38.38	(1.03)
Total average prices ($/Mcfe)	2.30	2.89	(0.59)

Average Sales Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.19	$2.95	$(0.76)
NGLs ($/Bbl)	15.55	12.32	3.23
Oil ($/Bbl)	44.66	38.38	6.28
Total average prices ($/Mcfe)	2.76	3.38	(0.62)

Brokered natural gas and marketing revenue was $12.0 million for the year ended December 31, 2016 compared to $20.7 million in the year ended December 31, 2015. Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease from the year ended December 31, 2015 to the year ended December 31, 2016 is due to increased utilization of our firm transportation capacity for operated production during the year ended December 31, 2016, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015	Change
Operating Expenses (in thousands)
Lease operating	$9,023	$13,904	$(4,881)
Transportation, gathering and compression	109,226	85,846	23,380
Production and ad valorem taxes	4,998	11,621	(6,623)
Depreciation, depletion and amortization	92,948	244,750	(151,802)
General and administrative	39,431	46,409	(6,978)
Operating Expenses per Mcfe:
Lease operating	$0.11	$0.18	$(0.07)
Transportation, gathering and compression	1.31	1.13	0.18
Production and ad valorem taxes	0.06	0.15	(0.09)
Depreciation, depletion and amortization	1.11	3.23	(2.12)
General and administrative	0.47	0.61	(0.14)

Lease operating expense was $9.0 million in the year ended December 31, 2016 compared to $13.9 million in the year ended December 31, 2015. Lease operating expense per Mcfe was $0.11 in the year ended December 31, 2016 compared to $0.18 in the year ended December 31, 2015.  The decrease of $4.9 million and $0.07 per Mcfe is attributable to reduced personnel costs, in part due to the sale of our Conventional oil and gas properties, and additional cost-cutting measures during the year ended December 31, 2016.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $109.2 million during the year ended December 31, 2016 compared to $85.8 million in the year ended December 31, 2015. Transportation, gathering and compression expense per Mcfe was $1.31 in the year ended December 31, 2016 compared to $1.13 in the year ended December 31, 2015.  The following table details our transportation, gathering and compression expenses for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$38,474	$30,079	$8,395
Processing and fractionation	32,067	30,899	1,168
Liquids transportation and stabilization	8,225	9,342	(1,117)
Marketing	54	48	6
Firm transportation	30,406	15,478	14,928
	$109,226	$85,846	$23,380
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.46	$0.40	$0.06
Processing and fractionation	0.38	0.41	(0.02)
Liquids transportation and stabilization	0.10	0.12	(0.02)
Marketing	0.00	0.00	—
Firm transportation	0.36	0.20	0.16
	$1.31	$1.13	$0.18

The increase to expenses were attributable to higher costs in the year ended December 31, 2016 due to our production growth where we have third party gathering and compression agreements and increased firm transportation expenses, which increased primarily due to additional capacity that came online during the year ended December 31, 2016.  The increase on a per unit basis was primarily due to firm transportation expenses related to the new capacity.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $5.0 million in the year ended December 31, 2016 compared to $11.6 million in the year ended December 31, 2015. Production and ad valorem taxes per Mcfe was $0.06 in the year ended December 31, 2016 compared to $0.15 in the year ended December 31, 2015.  Production and ad valorem taxes decreased in total and on a per unit basis due to a reduction in our estimated accruals of approximately $4 million based on recent historical experience and additional information received during the year ended December 31, 2016.

Depletion, depreciation and amortization was approximately $92.9 million for the year ended December 31, 2016 compared to $244.8 million in the year ended December 31, 2015.  The decrease is due to the reduction in proved property costs from impairment charges taken during 2015.  On a per Mcfe basis, DD&A decreased to $1.11 in the year ended December 31, 2016 from $3.23 in the year ended December 31, 2015, which was predominantly driven by the lower depletion rate resulting from our reduced proved property costs.

General and administrative expense was $39.4 million for the year ended December 31, 2016 compared to $46.4 million for the year ended December 31, 2015.  General and administrative expense per Mcfe was $0.47 in the year ended December 31, 2016 compared to $0.61 in the year ended December 31, 2015.  The decrease of $7.0 million and $0.14 per Mcfe was primarily due to lower salaries and benefits associated with reduced head count from the sale of our Conventional oil and gas properties during 2016.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include brokered natural gas and marketing expense, exploration, rig termination and standby, accretion of asset retirement obligations, impairment of proved oil and natural gas properties and (gain) loss on sale of assets. The following table details our other operating expenses for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015	Change
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$12,268	$26,173	$(13,905)
Exploration	52,775	116,211	(63,436)
Rig termination and standby	3,846	9,672	(5,826)
Accretion of asset retirement obligations	391	1,623	(1,232)
Impairment of proved oil and natural gas properties	17,665	691,334	(673,669)
(Gain) loss on sale of assets	6,936	(4,737)	11,673

Brokered natural gas and marketing expense was $12.3 million for the year ended December 31, 2016 compared to $26.2 million in the year ended December 31, 2015.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease is due to increased utilization of our firm transport capacity for operated production during the year ended December 31, 2016, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense decreased to $52.8 million in the year ended December 31, 2016 compared to $116.2 million in the year ended December 31, 2015.  The decrease is driven by less impairment taken in 2016.  The following table details our exploration-related expenses for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015	Change
Exploration Expenses (in thousands):
Geological and geophysical	$935	$435	$500
Delay rentals	20,987	19,692	1,295
Impairment of unproved properties	29,824	95,573	(65,749)
Dry hole and other	1,029	511	518
	$52,775	$116,211	$(63,436)

Impairment of unproved properties was $29.8 million for the year ended December 31, 2016 compared to $95.6 million for the year ended December 31, 2015.  The impairment charges related to unproved properties during the year ended December 31, 2015 was the result of an increase in expected lease expirations due to the reduction in our planned future drilling activity due to then current pricing environment. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense was $3.8 million for the year ended December 31, 2016 which is primarily related to standby costs that we incurred from temporarily suspending our drilling operations for a portion of the year.  For the year ended December 31, 2015, rig termination and standby expenses were $9.7 million related primarily to rig termination expenses.

Accretion of asset retirement obligations was $0.4 million in the year ended December 31, 2016, compared to $1.6 million in the year ended December 31, 2015. The decrease in accretion expense primarily relates to the sale of our conventional assets and liabilities during the year ended December 31, 2016.

Impairment of proved oil and natural gas properties was $17.7 million for the year ended December 31, 2016 compared to $691.3 million for the year ended December 31, 2015. An analysis of proved properties determined the future undiscounted cash flows were less than the carrying value for certain asset groupings. An impairment expense was recognized for these asset groupings based on the difference between the fair market value and carrying value of the asset groupings. The impairment recorded for the year ended December 31, 2016 related to Marcellus Shale properties and the impairment recorded for the year ended December 31, 2015 related to Utica Shale properties.

(Gain) loss on sale of assets was $6.9 million for the year ended December 31, 2016 due primarily to realizing a loss on the sale of approximately 9,900 net acres to a third-party.  The gain of ($4.7) million for the year ended December 31, 2015 was due to the sale of a central processing facility and certain pipelines.

Other Income (Expense)

Gain (loss) on derivative instruments was ($52.3) million for the year ended December 31, 2016 compared to $56.0 million for the year ended December 31, 2015, driven by changes in commodity prices during each year.  Cash receipts were approximately $38.7 million and $37.1 million for the derivative instruments that settled during the year ended December 31, 2016 and December 31, 2015, respectively.

Interest expense, net was $50.8 million for the year ended December 31, 2016 compared to $53.4 million for year ended December 31, 2015. The decrease in interest expense was due to a lower interest rate on our senior unsecured notes and reduced interest from the repurchase of long term debt during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Gain on early extinguishment of debt was $14.5 million for the year ended December 31, 2016 resulting from the repurchase of $39.5 million in aggregate principal amount of our outstanding senior unsecured notes in the open market for $23.4 million during such year.  The outstanding senior unsecured notes principal repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $1.6 million were charged to gain on early extinguishment of debt.

Income tax benefit (expense) was ($0.5) million for the year ended December 31, 2016 compared to $72.4 million for the year ended December 31, 2015. The income tax expense for the year ended December 31, 2016 was due to a write-off of state deferred tax assets recorded for the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to natural gas, NGLs and oil sales for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change
Revenues (in thousands):
Natural gas sales	$129,561	$69,450	$60,111
NGLs sales	30,177	21,048	9,129
Oil sales	74,863	47,318	27,545
Total oil and natural gas sales	$234,601	$137,816	$96,785

Our production grew by approximately 49.3 Bcfe for the year ended December 31, 2015 over the year ended December 31, 2014, as we placed new wells into production, partially offset by natural decline. Our production for the years ended December 31, 2015 and 2014 is set forth in the following table:

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

Lease operating expense was $13.9 million in the year ended December 31, 2015 compared to $8.5 million in the year ended December 31, 2014. Lease operating expense per Mcfe was $0.18 in the year ended December 31, 2015 compared to $0.32 in the year ended December 31, 2014.  The increase of $5.4 million and decrease of $0.14 per Mcfe is attributable to increased expense with higher production during the year ended December 31, 2015, as compared to the year ended December 31, 2014.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $85.8 million during the year ended December 31, 2015 compared to $18.1 million in the year ended December 31, 2014.  Transportation, gathering and compression expense per Mcfe was $1.13 in the year ended December 31, 2015 compared to $0.68 in the year ended December 31, 2014.    The following table details our transportation, gathering and compression expenses for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$30,079	$11,819	$18,260
Processing and fractionation	30,899	3,067	27,832
Liquids transportation and stabilization	9,342	2,626	6,716
Marketing	48	453	(405)
Firm transportation	15,478	149	15,329
	$85,846	$18,114	$67,732
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.40	$0.45	$(0.05)
Processing and fractionation	0.41	0.11	0.30
Liquids transportation and stabilization	0.12	0.10	0.02
Marketing	0.00	0.02	(0.02)
Firm transportation	0.20	—	0.20
	$1.13	$0.68	$0.45

The increase to expenses and on a per unit basis in the year ended December 31, 2015 was primarily due to our production growth where we have third party gathering and compression agreements.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $11.6 million in the year ended December 31, 2015 compared to $7.1 million in the year ended December 31, 2014.  Production and ad valorem taxes per Mcfe was $0.15 in the year ended December 31, 2015 compared to $0.27 in the year ended December 31, 2014.  Production and ad valorem taxes decreased from the year ended December 31, 2014 to the year ended December 31, 2015 due to expenses being spread across higher production subject to production or ad valorem taxes.

Depletion, depreciation and amortization was approximately $244.8 million for the year ended December 31, 2015 compared to $89.2 million in the year ended December 31, 2014. The increase in the year ended December 31, 2015 when compared to the year ended December 31, 2014 is due to the increase in production during 2015. On a per Mcfe basis, DD&A decreased to $3.23 in the year ended December 31, 2015 from $3.36 in the year ended December 31, 2014, which was predominantly driven by a lower depletion rate due to total proved reserves increasing at a higher rate than production over the year.

General and administrative expense was $46.4 million for the year ended December 31, 2015 compared to $42.1 million for the year ended December 31, 2014.  General and administrative expense per Mcfe was $0.61 in the year ended December 31, 2015 compared to $1.59 in the year ended December 31, 2014.  The increase of $4.3 million and decrease of $0.98 per Mcfe during the year ended December 31, 2015 when compared to year ended December 31, 2014 is primarily due to stock-based compensation expenses of $4.6 million incurred during the year ended December 31, 2015 compared to $0.3 million incurred during the year ended December 31, 2014 as well as expenses being spread across higher production.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include brokered natural gas and marketing expense, exploration, rig termination and standby, accretion of asset retirement obligation, impairment of proved oil and natural gas properties, (gain) loss on sale of assets and gain on reduction of pension obligations. The following table details our other operating expenses for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$26,173	$—	$26,173
Exploration	116,211	21,186	95,025
Rig termination and standby	9,672	3,283	6,389
Accretion of asset retirement obligations	1,623	791	832
Impairment of proved oil and natural gas properties	691,334	34,855	656,479
Gain (loss) on sale of assets	(4,737)	(960)	(3,777)
Gain on reduction of pension obligations	—	(2,208)	2,208

Brokered natural gas and marketing expense was $26.2 million for the year ended December 31, 2015.  We did not have any brokered natural gas and marketing expense in the year ended December 31, 2014.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.

Exploration expense increased to $116.2 million in the year ended December 31, 2015 compared to $21.2 million in the year ended December 31, 2014. The increase was due to higher impairment of unproved properties related to lease expirations, and higher delay rentals due to lease modifications. The following table details our exploration-related expenses for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change
Exploration Expenses (in thousands):
Geological and geophysical	$435	$802	$(367)
Delay rentals	19,692	13,951	5,741
Impairment of unproved properties	95,573	5,671	89,902
Dry hole and other	511	762	(251)
	$116,211	$21,186	$95,025

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

Gain on sale of assets was ($4.7) million for the year ended December 31, 2015 representing the gain on the sale of a central processing facility and certain pipelines.

Gain on reduction of pension obligations was $0 for the year ended December 31, 2015, compared to $2.2 million in the year ended December 31, 2014. Effective March 31, 2014, we froze the benefit accruals related to the defined benefit pension plan we assumed in the Oxford Acquisition, which was completed during the fiscal year 2013.  The plan was terminated during October 2015 and final distributions were made to all participants.

Other Income (Expense)

Gain (loss) on derivative instruments was $56.0 million for the year ended December 31, 2015 compared to $20.8 million for the year ended December 31, 2014, driven by changes in commodity prices during each year.  We received cash of approximately $37.1 million on derivative instruments that settled during the year ended

December 31, 2015 and made cash payments of approximately $0.5 million on derivative instruments that settled during the year ended December 31, 2014.

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

Income tax benefit (expense) was $72.4 million for the year ended December 31, 2015 compared to ($71.8) million for the year ended December 31, 2014.  The income tax benefit was due to pre-tax loss incurred during the year ended December 31, 2015, while the income tax expense for the year ended December 31, 2014 was primarily related to a charge to record the initial impact of the change in our tax status as a result of the Corporate Reorganization, partially offset by the income tax benefit of $25.8 million realized from the operating loss following the Corporate Reorganization.

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

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net cash provided by operations in the year ended December 31, 2016 was $6.4 million compared to $80.3 million in the year ended December 31, 2015. The decrease in cash provided from operating activities reflects the decreased commodity prices in the current year, partially offset by higher production. Net cash provided from operations is also affected by working capital changes or the timing of cash receipts and disbursements.

Net cash used in investing activities in the year ended December 31, 2016 was $89.3 million compared to $437.3 million in the year ended December 31, 2015.

During the year ended December 31, 2016, we:

•	spent $167.4 million on capital expenditures for oil and natural gas properties;
•	spent $1.2 million on property and equipment; and
•	received $79.2 million of proceeds relating to the sale of assets.

During the year ended December 31, 2015, we:

•	spent $475.7 million on capital expenditures for oil and natural gas properties;
•	spent $1.7 million on property and equipment; and
•	received $40.1 million of proceeds from the sale of gathering facilities and equipment.

Net cash provided by financing activities in the year ended December 31, 2016 was $99.7 million compared to $473.9 million in the year ended December 31, 2015.

During the year ended December 31, 2016, we:

•	purchased outstanding senior unsecured notes with aggregate principal amount of $39.5 million for $23.4 million; and
•	completed a public offering of 37,500,000 shares of common stock for approximately $123.8 million of net proceeds.

During the year ended December 31, 2015, we:

•	issued shares of common stock in a private placement transaction for proceeds to us totaling approximately $434.1 million, net of $5.9 million of issuance costs;
•	received net proceeds of $525.2 million from the issuance of senior unsecured notes, net of debt issuance costs; and
•	paid $485.3 million for the redemption of our 12.0% Senior PIK notes due 2018, comprised of outstanding principal balance of $437.3 million, a make-whole premium of $47.6 million and accrued interest.

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

During the year ended December 31, 2015, we:

•	spent $475.7 million on capital expenditures for oil and natural gas properties;
•	spent $1.7 million on property and equipment; and
•	received $40.1 million of proceeds from the sale of gathering facilities and equipment.

During the year ended December 31, 2014, we:

•	spent $731.0 million on capital expenditures for oil and natural gas properties;
•	spent $3.6 million on property and equipment;
•	received $15.5 million of proceeds from the sale of a central processing facility; and
•	received $0.8 million of proceeds related to the acquisition of Eclipse Operating.

Net cash provided by financing activities in the year ended December 31, 2015 decreased to $473.9 million compared to $667.9 million in the year ended December 31, 2014.

During the year ended December 31, 2015, we:

•	issued shares of common stock in a private placement transaction for proceeds to us totaling approximately $434.1 million, net of $5.9 million of issuance costs;
•	received net proceeds of $525.2 million from the issuance of senior unsecured notes, net of debt issuance costs; and
•	paid $485.3 million for the redemption of our 12.0% Senior PIK notes due 2018, comprised of outstanding principal balance of $437.3 million, a make-whole premium of $47.6 million and accrued interest.

During the year ended December 31, 2014, we:

•	issued shares of common stock in our IPO for proceeds to us totaling approximately $544.7 million, net of $5.3 million of IPO costs; and
•	received capital contributions of $124.7 million from private equity funds managed by EnCap and investment funds controlled by certain members of our management prior to our IPO.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, asset sales and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which requires substantial capital expenditures. We periodically review capital expenditures and adjust our budget based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices. We believe that our existing cash on hand, operating cash flow and available proceeds under our revolving credit facility will be adequate to meet our capital and operating requirements for 2017.

Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We will continue using net cash on hand, cash flows from operations and proceeds available under our revolving credit facility to satisfy near-term financial obligations and liquidity needs, and as necessary, we will seek additional sources of debt or equity to fund these requirements. Longer-term cash flows are subject to a number of variables including the level of production and prices we receive for our production as well as various economic conditions that have historically affected the natural gas and oil business. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves

As of December 31, 2016, we were in compliance with all of our debt covenants under the credit agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at December 31, 2016, excluding discount, totaled $510.5 million and at December 31, 2015 totaled $550.0 million.

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior unsecured notes due 2023 at an issue price of 97.903% of the principal amount of the notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the senior unsecured notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, we received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses.  We redeemed all of our outstanding 12.0% Senior PIK notes on July 13, 2015 for approximately $510.7 million, including outstanding principal balance, a make-whole premium and accrued interest.  We used the remaining net proceeds to fund our capital expenditure plan and for general corporate purposes. (See Note 8—Debt located in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K).

During the year ended December 31, 2016, we repurchased $39.5 million in aggregate principal amount of our outstanding senior unsecured notes in open market purchases for $23.4 million.  The outstanding principal of the senior unsecured notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $1.6 million were charged to gain on early extinguishment of debt, totaling $14.5 million.

The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of our restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. We were in compliance with all covenants at December 31, 2016.

In February 2014, we entered into our $500 million revolving credit facility.  In February 2017, we entered into an amendment to our revolving credit facility that increased the borrowing base under such facility from $125.0 million to $175.0 million and extended the maturity date of such facility from January 2018 to January 2020.  The credit agreement governing our revolving credit facility includes customary affirmative and negative covenants.  As of March 3, 2017, we had approximately $140.5 million of available borrowing capacity under our revolving credit facility (after giving effect to approximately $34.5 million of outstanding letters of credit). Our next scheduled borrowing base redetermination is expected to be completed by October 2017.   We were in compliance with all covenants at December 31, 2016.

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

To mitigate the potential negative impact on our cash flow caused by changes in natural gas, NGLs and oil prices, we may enter into financial commodity derivative contracts to ensure that we receive minimum prices for a portion of our future natural gas production when management believes that favorable future prices can be secured. We typically hedge the NYMEX Henry Hub price for natural gas, the West Texas Intermediate, or WTI, price for oil and a NGLs basket based on prices at Mont Belvieu, Texas.

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of December 31, 2016, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	10,000	January 2017 – December 2017	$2.98
	10,000	March 2017 – December 2017	$3.21
Natural Gas Collars:
Floor purchase price (put)	130,000	January 2017 – December 2017	$2.85
Ceiling sold price (call)	130,000	January 2017 – December 2017	$3.24
Floor purchase price (put)	20,000	January 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	January 2017 – December 2018	$3.25
Floor purchase price (put)	40,000	January 2018 – December 2018	$2.75
Ceiling sold price (call)	40,000	January 2018 – December 2018	$3.27
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	January 2017 – December 2017	$2.75
Ceiling sold price (call)	30,000	January 2017 – December 2017	$3.57
Floor sold price (put)	30,000	January 2017 – December 2017	$2.25
Floor purchase price (put)	30,000	April 2017 – March 2019	$3.00
Ceiling sold price (call)	30,000	April 2017 – March 2019	$3.40
Floor sold price (put)	30,000	April 2017 – March 2019	$2.20
Floor purchase price (put)	80,000	January 2018 – December 2018	$2.90
Ceiling sold price (call)	80,000	January 2018 – December 2018	$3.31
Floor sold price (put)	80,000	January 2018 – December 2018	$2.12
Floor purchase price (put)	20,000	October 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	October 2017 – December 2018	$3.50
Floor sold price (put)	20,000	October 2017 – December 2018	$2.20
Natural Gas Call/Put Options:
Call sold	40,000	January 2018 – December 2018	$3.75
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
TCO - Columbia	20,000	January 2017 – December 2017	$(0.19)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
Floor purchase price (put)	2,000	January 2017 – September 2017	$46.00
Ceiling sold price (call)	2,000	January 2017 – September 2017	$59.50
Floor sold price (put)	2,000	January 2017 – September 2017	$38.00
Floor purchase price (put)	2,000	January 2017 – December 2017	$46.00
Ceiling sold price (call)	2,000	January 2017 – December 2017	$60.00
Floor sold price (put)	2,000	January 2017 – December 2017	$38.00
Oil Call/Put Options:
Call sold	1,000	January 2018 – December 2018	$50.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	84,000	January 2017 – December 2017	$0.60

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, Citibank, N.A., Key Bank NA, Morgan Stanley and Goldman Sachs. We believe both institutions currently are an acceptable credit risk. As of December 31, 2016, we did not have any past due receivables from counterparties.

Subsequent to December 31, 2016, we entered into the following derivative instruments to mitigate our exposure to gas prices:

Natural Gas:

Description	Volume (MMbtu/d)	Production Period	Weighted Average Price ($/MMbtu)
Natural Gas Call/Put Options:
Call sold	60,000	January 2018 – March 2018	$3.75
Call purchased	60,000	January 2018 – March 2018	$3.25
Put sold	60,000	January 2018 – December 2018	$2.40
Put purchased	60,000	January 2018 – December 2018	$2.10
Call sold	50,000	April 2017 - December 2017	$3.40
Call purchased	50,000	April 2017 - December 2017	$3.20
Put sold	70,000	April 2017 - December 2017	$2.25
Basis Swaps:
Appalachia - Dominion	20,000	May 2017 – November 2017	$(1.04)
Appalachia - Dominion	40,000	June 2017 – November 2017	$(1.01)

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt.  The Board of Directors recently approved an initial capital budget for 2017 of approximately $300 million. The budget includes approximately $261 million for drilling and completions activities, $33 million for land activities and $6 million for other capital requirements. The 2017 Capital Budget is expected to be substantially funded through internally generated cash flows and the Company’s current cash balance.  The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets.

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

Capitalization

As of December 31, 2016 and December 31, 2015, our total debt, excluding debt discount and issuance costs, and capitalization were as follows (in millions):

	December 31, 2016	December 31, 2015
Senior unsecured notes	510.5	550.0
Stockholders equity	546.7	620.6
Total capitalization	1,057.2	1,170.6

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering and compressions services, and asset retirement obligations. As of December 31, 2016 and December 31, 2015, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2016. In addition to the contractual obligations listed in the table below, our balance sheet at December 31, 2016 reflects accrued interest payable of $21.1 million, compared to $23.8 million as of December 31, 2015. We paid the accrued interest balance in January 2017.

The following summarizes our contractual financial obligations at December 31, 2016 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our revolving credit facility, additional debt and equity issuances, and proceeds from asset sales (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Senior unsecured notes(1)	$—	$—	$—	$—	$—	$510,465	$510,465
Drilling rig commitments(2)	8,937	—	—	—	—	—	8,937
Firm transportation(3)	49,748	118,316	111,787	109,593	105,391	205,766	700,601
Gas processing, gathering, and compression services(4)	9,430	15,919	17,140	7,721	—	—	50,210
Asset retirement obligation liability(5)	—	—	—	—	—	4,806	4,806
Operating leases	637	637	637	690	684	2,052	5,338
Vehicle loans	493	477	268	27	—	—	1,265
	$69,245	$135,349	$129,833	$118,031	$106,075	$723,089	$1,281,622

(1)	The ultimate settlement amount and timing cannot be precisely determined in advance. See Note 8 to our consolidated financial statements as of and for the year ended December 31, 2016.
(2)

We had contracts for the service of two rigs, which one expires in August 2017 with the option to extend and one expires in September 2017.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest, as applicable.

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

Other

We lease acreage that is generally subject to lease expiration if operations are not commenced within a specified period, generally 5 years and approximately 78% of our leases in the Utica Core Area have a 3-5 year extension at our option. Based on our evaluation of prospective economics, including the cost of infrastructure to connect production, we have allowed acreage to expire and will allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Interest Rates

At December 31, 2016, we had $510.5 million as compared to $550.0 million as of December 31, 2015, of senior unsecured notes outstanding, excluding discounts, which bore interest at a fixed cash interest rate of 8.875% and was due semi-annually from the date of issuance.

In February 2014, we entered into a $500 million senior secured revolving bank credit facility. Borrowings under our revolving credit facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject semiannual redeterminations. In February 2017, we entered into an amendment to our revolving credit facility that increased the borrowing base under such facility from $125.0 million to $175.0 million and extended the maturity date of such facility from January 2018 to January 2020. As of March 3, 2017, we had approximately $140.5 million of available borrowing capacity under our revolving credit facility (after giving effect to approximately $34.5 million of outstanding letters of credit). Our next scheduled borrowing base redetermination is expected to be completed by October 2017.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments which are described above under “—Cash Contractual Obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, it does not normally have a significant effect on our business. We expect costs in fiscal 2017 to continue to be a function of supply and demand.  Further strengthening of commodity prices could stimulate demand for ancillary services causing services costs to increase.  In the near term, the majority of our service costs are expected to remain flat in 2017 due to previously negotiated drilling, stimulation, and rentals contracts. Along with these contacts, we have secured quality service equipment and tenured personnel to limit our exposure to increasing service costs and improve operational efficiencies.

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

Proved reserves are defined by the SEC as those volumes of natural gas, NGLs, condensate and crude oil that geological and engineering data demonstrate with reasonable certainty are economically recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements which were adopted effective December 31, 2009, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in natural gas, NGLs and oil prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in our depletion rates. We cannot predict what reserve revisions may be required in future periods. Reserve estimates are reviewed and approved by our Director, Reservoir Engineering who reports directly to our Chief Operating Officer. To further ensure the reliability of our reserve estimates, we engage independent petroleum engineers to prepare our estimates of proved reserves at least annually. NSAI, our independent petroleum engineers, prepared 100% of our reserves in 2016, 2015, 2014 and 2013. For additional discussion, see “Item 1. Business—Proved Reserves.”

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the capitalized costs. While total depletion expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in the timing of when depletion expense is recognized. Downward revisions of proved reserves may result in an acceleration of depletion expense, while upward revisions tend to lower the rate of depletion expense recognition. Estimated reserves are used as the basis for calculating the expected future cash flows from property asset groups, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to natural gas and oil producing activities and reserve quantities in Note 19— Supplemental Oil and Gas Information to our consolidated financial statements. Changes in the estimated reserves are considered a change in estimate for accounting purposes and are reflected on a prospective basis.

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

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 82% of our December 31, 2016 and 79% of our December 31, 2015 proved reserves were natural gas.

For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Hedging Activities.”

The following table shows the fair value of our commodity derivatives and the hypothetical change in fair value that would result from a 10% change in commodity prices at December 31, 2016:

	Fair Value	Hypothetical 10% Increase in Commodity Price	Hypothetical 10% Decrease in Commodity Price
Natural Gas	$40,062	$(38,839)	$35,956
NGLs	2,402	(2,004)	2,004
Oil	5,618	(5,173)	3,945

Interest Rate Risk

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior unsecured notes due 2023 at an issue price of 97.903% of the principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any. At December 31, 2016, the cash interest rate with respect to the senior unsecured notes was fixed at 8.875% and was due semi-annually from the date of issuance.

We will be exposed to interest rate risk in the future if we draw on our revolving credit facility. Interest on outstanding borrowings under our revolving credit facility will accrue based on, at our option, LIBOR or the alternate base rate, in each case, plus an applicable margin that is determined based on our utilization of commitments under our revolving credit facility. As of December 31, 2016, the borrowing base was $125 million and we had no outstanding borrowings. After giving effect to our outstanding letters of credit, totaling $34.5 million, we had available borrowing capacity under the revolving credit facility of $90.5 million at December 31, 2016.  On February 24, 2017, we entered into an amendment to our revolving credit facility that increased the borrowing base under such facility from $125.0 million to $175.0 million and extended the maturity date of such facility from January 2018 to January 2020.  The Company’s available borrowing capacity under the revolving credit facility is now $140.5 million.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production which we market to energy companies, end users and refineries, and joint interest receivables.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have economic hedges in place with five counterparties. The fair value of our commodity derivative contracts of approximately ($48.1) million at December 31, 2016 includes the following values by bank counterparty: Bank of Montreal ($8.5) million; Citibank, N.A. ($0.7) million; KeyBank N.A. ($10.1) million; Morgan Stanley ($5.5) million; and Goldman Sachs ($23.3) million. The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at December 31, 2016 for each of the banks. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of December 31, 2016, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definite proxy statement for our 2017 Annual Meeting of Stockholders.

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

10.3

Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 24, 2016, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2016).

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

Exhibit No.	Description

10.6†

Form of Indemnification Agreement for Eclipse Resources Corporation Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 2, 2014)

10.7†

Executive Employment Agreement dated as of August 26, 2014, by and between Eclipse Resources Corporation and Benjamin W. Hulburt (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2014)

10.8†

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

10.11

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

10.12	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016)

10.13	Form of Performance Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016)

10.14

Eclipse Resources Corporation Change in Control Severance Policy, effective September 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2015).

10.15	Form of Restricted Stock Unit Award Agreement for 2015 Bonuses (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016)

10.16	Form of Performance Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2016)

21.1*	List of Subsidiaries of Eclipse Resources Corporation

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

Exhibit No.	Description

99.1*	Netherland Sewell & Associates, Inc., Summary of Reserves for Unconventional Properties as of December 31, 2016 (Eclipse Resources Corporation).

99.3

Netherland Sewell & Associates, Inc., Summary of Reserves for Unconventional Properties as of December 31, 2015 (Eclipse Resources Corporation) (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016)

99.4

Netherland Sewell & Associates, Inc., Summary of Reserves for Conventional Properties as of December 31, 2015 (Eclipse Resources Corporation) (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016)

99.5

Netherland Sewell & Associates, Inc., Summary of Reserves at December 31, 2014 (Eclipse Resources Corporation) (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2015)

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

March 3, 2017	ECLIPSE RESOURCES CORPORATION (Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt Chairman, President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Benjamin W. Hulburt	March 3, 2017
Benjamin W. Hulburt Chairman, President and Chief Executive Officer

/s/ Matthew R. DeNezza	March 3, 2017
Matthew R. DeNezza Executive Vice President and Chief Financial Officer

/s/ Roy S. Steward	March 3, 2017
Roy S. Steward Senior Vice President and Chief Accounting Officer

/s/ Christopher K. Hulburt	March 3, 2017
Christopher K. Hulburt Director, Executive Vice President, Secretary and General Counsel

/s/ D. Martin Phillips	March 3, 2017
D. Martin Phillips Director

/s/ Robert L. Zorich	March 3, 2017
Robert L. Zorich Director

/s/ Douglas E. Swanson, Jr.	March 3, 2017
Douglas E. Swanson, Jr. Director

/s/ Mark E. Burroughs, Jr.	March 3, 2017
Mark E. Burroughs, Jr. Director

/s/ Joseph C. Winkler, III	March 3, 2017
Joseph C. Winkler, III Director

/s/ Richard Patterson	March 3, 2017
Richard Patterson Director

/s/ Randall M. Albert	March 3, 2017
Randall M. Albert Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eclipse Resources Corporation

We have audited the accompanying consolidated balance sheets of Eclipse Resources Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eclipse Resources Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 3, 2017

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$201,229	$184,405
Accounts receivable	43,638	27,476
Assets held for sale	468	21,971
Other current assets	4,295	35,532
Total current assets	249,630	269,384

PROPERTY AND EQUIPMENT AT COST
Oil and natural gas properties, successful efforts method:
Unproved properties	526,270	720,159
Proved oil and gas properties, net	414,482	265,838
Other property and equipment, net	6,748	7,971
Total property and equipment, net	947,500	993,968

OTHER NONCURRENT ASSETS
Other assets	729	2,520
Deferred taxes	—	540
TOTAL ASSETS	$1,197,859	$1,266,412

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	$44,049	$34,717
Accrued capital expenditures	11,083	10,956
Accrued liabilities	64,150	25,462
Accrued interest payable	21,098	23,809
Liabilities held for sale	245	18,898
Total current liabilities	140,625	113,842

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	492,278	527,248
Asset retirement obligations	4,806	3,401
Other liabilities	13,434	1,367
Total liabilities	651,143	645,858
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 260,591,893 and 222,674,270 shares issued and outstanding, respectively	2,607	2,227
Additional paid in capital	1,958,731	1,829,082
Treasury stock, shares at cost; 72,704 shares at December 31, 2016	(61)	—
Accumulated deficit	(1,414,561)	(1,210,755)
Total stockholders' equity	546,716	620,554
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,197,859	$1,266,412

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	For the Year Ended December 31,
	2016	2015	2014
REVENUES
Natural gas, oil and natural gas liquids sales	$223,015	$234,601	$137,816
Brokered natural gas and marketing revenue	12,019	20,720	—
Total revenues	235,034	255,321	137,816

OPERATING EXPENSES
Lease operating	9,023	13,904	8,518
Transportation, gathering and compression	109,226	85,846	18,114
Production and ad valorem taxes	4,998	11,621	7,084
Brokered natural gas and marketing expense	12,268	26,173	—
Depreciation, depletion and amortization	92,948	244,750	89,218
Exploration	52,775	116,211	21,186
General and administrative	39,431	46,409	42,109
Rig termination and standby	3,846	9,672	3,283
Impairment of proved oil and gas properties	17,665	691,334	34,855
Accretion of asset retirement obligations	391	1,623	791
(Gain) loss on sale of assets	6,936	(4,737)	(960)
Gain on reduction of pension obligations	—	—	(2,208)
Total operating expenses	349,507	1,242,806	221,990
OPERATING LOSS	(114,473)	(987,485)	(84,174)
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(52,338)	56,021	20,791
Interest expense, net	(50,789)	(53,400)	(48,347)
Gain (loss) on early extinguishment of debt	14,489	(59,392)	—
Other income (expense)	(149)	400	353
Total other expense, net	(88,787)	(56,371)	(27,203)
LOSS BEFORE INCOME TAXES	(203,260)	(1,043,856)	(111,377)
INCOME TAX BENEFIT (EXPENSE)	(546)	72,446	(71,799)
NET LOSS	$(203,806)	$(971,410)	$(183,176)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.84)	$(4.46)	$(1.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	241,434	217,897	144,369

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
NET LOSS	$(203,806)	$(971,410)	$(183,176)
Other comprehensive income (loss):
Pension obligation adjustment, net of tax	—	548	(1,716)
TOTAL COMPREHENSIVE LOSS	$(203,806)	$(970,862)	$(184,892)

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, and 2014

(in thousands, except share and per share data)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2013	121,533,408	$1,215	$721,757	$—	$(56,169)	$1,168	$667,971
Capital contributions	16,966,592	170	124,497	—	—	—	124,667
Stock-based compensation	—	—	256	—	—	—	256
Shares of common stock issued in initial public offering, net of offering costs	21,500,000	215	544,494	—	—	—	544,709
Issuance of restricted stock	31,115	—	—	—	—	—	—
Pension obligation adjustment	—	—	—	—	—	(1,716)	(1,716)
Net loss	—	—	—	—	(183,176)		(183,176)
Balances, December 31, 2014	160,031,115	$1,600	$1,391,004	$—	$(239,345)	$(548)	$1,152,711
Stock-based compensation	—	—	4,635	—	—	—	4,635
Shares of common stock issued in private placement, net of offering costs	62,500,000	625	433,445	—	—	—	434,070
Issuance of restricted stock	143,155	2	(2)	—	—	—	—
Pension obligation adjustment	—	—	—	—	—	548	548
Net loss	—	—	—	—	(971,410)	—	(971,410)
Balances, December 31, 2015	222,674,270	$2,227	$1,829,082	$—	$(1,210,755)	$—	$620,554
Stock-based compensation	—	—	6,216	—	—	—	6,216
Shares of common stock issued in public offering, net of equity issuance costs	37,500,000	375	123,438	—	—	—	123,813
Issuance of restricted stock	149,448	2	(2)	—	—	—	—
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	268,175	3	(3)	(61)	—	—	(61)
Net loss	—	—	—	—	(203,806)	—	(203,806)
Balances, December 31, 2016	260,591,893	$2,607	$1,958,731	$(61)	$(1,414,561)	$—	$546,716

The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(203,806)	$(971,410)	$(183,176)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	92,948	244,750	89,218
Exploration expense	30,853	95,849	6,433
Pension benefit costs	—	259	56
Stock-based compensation	6,216	4,635	256
Impairment of proved oil and gas properties	17,665	691,334	34,855
Accretion of asset retirement obligations	391	1,623	791
Gain on reduction of pension liability	—	—	(2,208)
(Gain) loss on derivative instruments	52,338	(56,021)	(20,791)
Net cash receipts (payments) on settled derivatives	38,696	37,074	564
Net cash payments on option premiums	—	—	(385)
(Gain) loss on sale of assets	6,936	(4,737)	(960)
Gain on sale of business	—	(400)	(353)
(Gain) loss on early extinguishment of debt	(14,489)	59,392	—
Deferred income taxes	540	(72,761)	71,667
Interest not paid in cash	—	1,232	15,721
Amortization of deferred financing costs	1,962	1,991	1,744
Amortization of debt discount	1,362	1,886	2,308
Changes in operating assets and liabilities:
Accounts receivable	(20,563)	20,437	(33,605)
Other assets	(1,795)	445	(1,188)
Accounts payable and accrued liabilities	(2,849)	24,721	29,517
Accrued liabilities - affiliate	—	—	(1,951)
Net cash provided by operating activities	6,405	80,299	8,513
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(167,355)	(475,659)	(731,013)
Capital expenditures for other property and equipment	(1,164)	(1,748)	(3,637)
Proceeds from sale of assets	79,201	40,139	15,460
Acquisition of business, net of cash acquired	—	—	754
Net cash used in investing activities	(89,318)	(437,268)	(718,436)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	538,466	—
Debt issuance costs	30	(13,362)	(1,232)
Repayments of long-term debt	(24,045)	(485,317)	(213)
Capital contributions	—	—	124,667
Proceeds from issuance of common stock	124,361	440,000	550,025
Equity issuance costs	(548)	(5,930)	(5,316)
Employee tax withholding for settlement of equity compensation awards	(61)	—	—
Net cash provided by financing activities	99,737	473,857	667,931
Net increase (decrease) in cash and cash equivalents	16,824	116,888	(41,992)
Cash and cash equivalents at beginning of period	184,405	67,517	109,509
Cash and cash equivalents at end of period	$201,229	$184,405	$67,517
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$48,483	$39,808	$26,020
Cash paid for income taxes	$—	$505	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$1,014	$3,435	$7,554
Additions of other property through debt financing	$—	$888	$945
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$8,583	$(142,665)	$126,656
Assets held for sale	$—	$(35,289)	$20,673
Interest paid-in-kind	$—	$14,786	$22,461

 The accompanying notes are an integral part of these consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

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

As a result of the Corporate Reorganization, the Company became a majority controlled direct subsidiary of Eclipse Holdings, and Eclipse I became a direct subsidiary of the Company. Each of the transactions that occurred as part of the Corporate Reorganization have been accounted for as a reorganization of entities under common control, with the exception of the acquisition of the outstanding equity interests of Eclipse Operating by Eclipse I, which has been accounted for as a business combination using the acquisition method (See “Note 4 —Acquisitions”).

On June 25, 2014, the Company completed the initial public offering (“IPO”) of 30,300,000 shares of $0.01 par value common stock, which included 21,500,000 shares sold by the Company and 8,800,000 shares sold by certain selling stockholders.

The gross proceeds to the Company and selling stockholders were approximately $818.1 million, which resulted in net proceeds to the Company of approximately $544.7 million after deducting expenses and underwriting discounts and commissions of approximately $35.8 million. The Company did not receive any proceeds from the sale of the shares by the certain selling stockholders. The net proceeds from the IPO were used to repay all of the then outstanding borrowings under the revolving credit facility and the Company used the remaining net proceeds to fund a portion of the capital expenditure plan and general corporate matters.

Note 2—Basis of Presentation

The accompanying consolidated financial statements of Eclipse Resources Corporation for the period from January 1, 2014 through June 23, 2014, as contained within the year ended December 31, 2014 pertain to the historical financial statements and results of operations of Eclipse Resources I, LP, our accounting predecessor. In February 2014, Eclipse Resources Corporation was formed as a Delaware corporation for the purpose of becoming a publicly traded company and the holding company of Eclipse I. The historical financial information contained in this report relates to periods that ended prior to the completion of the IPO of Eclipse Resources Corporation. In connection with the completion of the corporate reorganization on June 24, 2014, Eclipse Resources Corporation became a holding company whose sole material asset consists of a 100% indirect ownership interest in Eclipse I. As the sole managing member of Eclipse I, Eclipse Resources Corporation is responsible for all operational, management and administrative decisions relating to Eclipse I. Accordingly, this reorganization constituted a common control transaction and the accompanying consolidated financial statements are presented as though this reorganization had occurred for the earliest period presented herein.

The accompanying consolidated financial statements are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”). All significant intercompany accounts have been eliminated in consolidation.

Preparation in accordance with U.S. GAAP requires the Company to (1) adopt accounting policies within accounting rules set by the Financial Accounting Standards Board (“FASB”) and (2) make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and other disclosed amounts. “Note 3— Summary of Significant Accounting Policies” describes our significant accounting policies. The Company’s management believes the major estimates and assumptions impacting the consolidated financial statements are the following:

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. The Company did not deem any of its accounts receivables to be uncollectable as of December 31, 2016 or December 31, 2015.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. The Company had $41.4 million and $19.9 million of accrued revenues, net of expenses at December 31, 2016 and December 31, 2015, respectively, which were included in accounts receivable within the Company’s consolidated balance sheets.

(c) Property and Equipment

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas operations. Acquisition costs for oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense (see “ Depreciation, Depletion and Amortization ” below).

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

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to the Company’s consolidated statements of operations. Upon the sale of an individual well, the proceeds are credited to accumulated depreciation and depletion within the Company’s consolidated balance sheets. Upon sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the Company’s consolidated statements of operations. Upon sale of an entire interest in an unproved property where the property had been assessed for impairment on a group basis, no gain or loss is recognized in the Company’s consolidated statements of operations unless the proceeds exceed the original cost of the property, in which case a gain is recognized in the amount of such excess. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	December 31, 2016	December 31, 2015
Oil and natural gas properties:
Unproved	$526,270	$720,159
Proved	1,545,860	1,288,609
Gross oil and natural gas properties	2,072,130	2,008,768
Less accumulated depreciation depletion and amortization	(1,131,378)	(1,022,771)
Oil and natural gas properties, net	940,752	985,997
Other property and equipment	11,447	10,753
Less accumulated depreciation	(4,699)	(2,782)
Other property and equipment, net	6,748	7,971
Property and equipment, net	$947,500	$993,968

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $1.1 million, $2.8 million and $9.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Other Property and Equipment

Other property and equipment include land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

(d) Accrued Liabilities

A summary of accrued liabilities is as follows (in thousands):

	December 31, 2016	December 31, 2015
Ad valorem and production taxes	$13,625	$14,231
Employee compensation	4,257	6,628
Royalties	8,557	3,196
Short term derivatives	35,409	—
Other	2,302	1,407
Total accrued liabilities	$64,150	$25,462

(e) Revenue Recognition

Oil and natural gas sales revenue is recognized when produced quantities of oil and natural gas are delivered to a custody transfer point such as a pipeline, processing facility or a tank lifting has occurred, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sales is reasonably assured and the sales price is fixed or determinable. Revenues from the sales of natural gas, crude oil or NGLs in which the Company has an interest with other producers are recognized using the sales method on the basis of the Company’s net revenue interest. The Company had no material imbalances as of December 31, 2016 and December 31, 2015.

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

(f) Major Customers

The Company sells production volumes to various purchasers. For the years ended December 31, 2016, 2015, and 2014, there were four, four and two customers, respectively, that accounted for 10% or more of the total natural gas, NGLs and oil sales. The following table sets forth the Company’s major customers and associated percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Purchaser
Antero Resources Corporation	14%	19%	47%
ARM Energy Management	—	11%	25%
Concord Energy, LLC	12%	—	—
Enlink Midstream Operating	17%	21%	—
Sequent Energy Management	20%	19%	—
Total	63%	70%	72%

Management believes that the loss of any one customer would not have a material adverse effect on the Company’s ability to sell natural gas, NGLs and oil production because it believes that there are potential alternative purchasers although it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships or that those relationships will result in an increased number of purchasers.

(g) Concentration of Credit Risk

The following table summarizes concentration of receivables, net of allowances, by product or service as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Receivables by product or service:
Sale of oil and natural gas and related products and services	$41,398	$19,858
Joint interest owners	2,065	3,095
Derivatives	122	4,523
Other	53	—
Total	$43,638	$27,476

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s commodity unsettled derivative contracts was a net liability position of ($48.1) million and a net asset position of $34.4 million at December 31, 2016 and 2015, respectively. Other than as provided by the revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are they required to provide credit support to the Company. As of December 31, 2016, the Company did not have past-due receivables from or payables to any of the counterparties.

(h) Accumulated Other Comprehensive Income (Loss)

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Company they included a pension benefit plan that required the Company to (i) recognize the overfunded or underfunded status of a defined benefit retirement plan as an asset or liability in its balance sheet and (ii) recognize changes in that funded status in the year in which the changes occur through other comprehensive loss. Effective March 31, 2014, benefit accruals in the plan were frozen resulting in a gain on reduction of pension liability of $2.2 million for the year ended December 31, 2014. The Company’s pension plan was terminated in October 2015 and lump sum payments were made in final settlement to all remaining participants.

(i) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion, and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties for the years ended December 31, 2016, 2015, and 2014 totaled approximately $91.0 million, $242.9 million and $88.4 million, respectively.

Through September 30, 2014, the Company calculated depletion of proved properties at the individual unit level. Effective October 1, 2014, the Company changed its estimate for calculating depletion expense of proved properties to be performed at the field level consistent with the assessment for impairment of proved property costs.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation for the years ended December 31, 2016, 2015, and 2014 totaled approximately $1.9 million, $1.8 million and $0.8 million, respectively. This amount is included in DD&A expense in the consolidated statements of operations.

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

During the year ended December 31, 2014, the Company changed its estimate for assessing impairment of proved property costs. Through September 30, 2014, such assessments were performed at the individual unit level. Effective October 1, 2014, assessment for impairment of proved properties is performed at the field level, which for the Company currently consists of two fields, including the Utica Shale and the Marcellus Shale. With the increase in the Company’s activity level, this change will result in a more appropriate identification of cash flows utilized in the assessment of recoverability of proved properties as additional units are placed into production, resulting in increased sharing of revenues and costs across units related to infrastructure, equipment, and fulfillment of sales and transportation contracts.

The review of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. As a result of the decline in commodity prices, the Company recognized impairment expenses of approximately $17.7 million for the year ended December 31, 2016 relating to proved properties in the Marcellus Shale, $691.3 million for the year ended December 31, 2015 relating to proved properties in the Utica Shale, and $34.9 million for the year ended December 31, 2014, of which approximately $30.9 million related to the Company’s Conventional properties.  As discussed in Note 5, the Company completed the sale of its Conventional properties during the year ended December 31, 2016.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of $29.8 million, $95.6 million, and $5.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. These costs are included in exploration expense in the consolidated statements of operations.

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

ASC Topic 740 “ Income Taxes ” provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the uncertain tax position guidance and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not recorded a reserve for any uncertain tax positions to date.

(l) Fair Value of Financial Instruments

The Company has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1 —Unadjusted quoted prices in active markets for identical, unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 —Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market date for substantially the entire contractual term of the asset or liability.

Level 3 —Unobservable inputs that reflect the entity’s own assumptions about the assumption market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

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

(n) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with Topic ASC 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% for the years ended December 31, 2016 and 2015, respectively.

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

The following table sets forth the changes in the Company’s ARO liability for the period indicated (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Asset retirement obligations, beginning of period	$3,401	$17,400	$9,055
Liabilities associated with assets held for sale	—	(19,057)	—
Revisions of prior estimates	—	2,913	6,470
Additional liabilities incurred	1,014	522	1,084
Accretion	391	1,623	791
Asset retirement obligations, end of period	$4,806	$3,401	$17,400

The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to ARO represent a significant nonrecurring Level 3 measurement.

(o) Lease Obligations

The Company leases office space under an operating lease that expires in 2024. The lease terms begin on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. The Company does not assume renewals in its determination of the lease terms unless the renewals are deemed to be reasonably assured at lease inception.

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

(s) Recent Accounting Pronouncements

Recently Adopted

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date and financial statements are issued. ASU 2014-15 is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2016 with no significant impact on the Company’s financial statement disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new standard provides guidance involving several aspects of the accounting for share-based payments transactions, including income tax consequences, award classification as liabilities or equity, and cash flow statements classifications. These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period with early adoption permitted. The Company adopted this standard for the year ended December 31, 2016 with no significant impact on the Company’s financial position, results of operation, or related disclosures.

Accounting Pronouncements Not Yet Adopted

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”)”, which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, “Property, Plant and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles—Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period with early adoption permitted.

The Company plans to adopt this standard effective January 1, 2018 and is currently evaluating its transition method.  As part of the implementation process, the Company is currently assessing the impact of the new requirements on its internal systems and policies, which involves reviewing all existing contracts.  The Company does not expect this standard to have a significant impact on its financial position or results of operations but will require that the Company’s revenue recognition policy disclosures include further detail regarding its performance obligations as to the nature, amount, timing and estimates of revenue and cash flows generated from the Company’s contracts with customers.  The Company continues to monitor relevant industry guidance regarding implementation of the standard and adjust its implementation strategies as necessary.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard provides guidance to increase transparency and comparability among organizations and industries by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. An entity will be required to recognize all leases in the statement of financial position as assets and liabilities regardless of the leases classification. These requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is evaluating the impact of the adoption on its financial position, results of operations and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  The new standard provides guidance on how certain cash receipts and cash payments are presented and classified on the statement of cash flows.  These requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company is evaluating the impact of the adoption on its financial position, results of operations and related disclosures.

(t) Cash Flow Revision

The Company previously revised the presentation of delay rentals and geological and geophysical costs within the consolidated statements of cash flows for the year ended December 31, 2014. Previously, such costs had been presented as cash outflows from investing activities; however, U.S. GAAP requires such costs to be presented as cash outflows from operating activities. This revision resulted in a reduction to cash flows provided by operating activities and a corresponding reduction to cash flows used in investing activities of approximately $14.8 million for the year ended December 31, 2014, compared to the previously reported amount. The Company evaluated the materiality of this revision on both a quantitative and qualitative basis under the guidance of ASC 250—Accounting Changes and Error Corrections and determined that it did not have a material impact to previously issued financial statements.

(u) Change in Estimates

During the year ended December 31, 2016, the Company reduced its estimate of amounts due from a non-operated partner related to the sale of natural gas and NGLs, net of associated costs, based on revised information received from the non-operated partner during the period.  As a result, the Company decreased accounts receivable by approximately $4 million, increased revenue from oil and natural gas sales by approximately $1.5 million, and increased transportation, gathering and compression expense by approximately $5.8 million, which increased the net loss for the year ended December 31, 2016 by approximately $4 million, or $0.02 per common share.

During the year ended December 31, 2016, the Company reduced its estimate for production and ad valorem tax expense based on recent historical experience and additional information received during the period. As a result, the Company decreased the accrual for production and ad valorem taxes to be paid by approximately $4 million, which decreased the net loss for the year ended December 31, 2016 by a corresponding amount, or $0.02 per common share.

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

Note 5—Sale of Oil and Natural Gas Property Interests

Asset Sales

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

During the year ended December 31, 2016, the Company completed the sale of its Conventional oil and gas properties and related equipment for approximately $4.7 million.  As of December 31, 2015, the Company was actively negotiating the sale of these assets and the costs related to these properties of approximately $21.8 million and corresponding asset retirement obligations of approximately $19.1 million were classified as held for sale in the consolidated balance sheets as of December 31, 2015.  In addition, approximately $0.2 million of pipeline assets were classified as held for sale as of December 31, 2015.  As a result of this sale, the Company recognized a gain of approximately $1.1 million.

During the year ended December 31, 2016, the Company sold additional pipeline assets, which resulted in proceeds of approximately $0.4 million and a loss of less than $0.1 million.

During the year ended December 31, 2016, the Company received $3.9 million from the sale of mineral interests related primarily to unproved properties to a third party.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and gas properties.

During the year ended December 31, 2016, the Company received $4.8 million from the sale of unproved leases to a third party.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and gas properties.

During the year ended December 31, 2016, the Company received approximately $63.8 million from a completed asset sale with a third party totaling approximately 9,900 acres.  As a result of this sale, the Company recognized a loss of approximately $7.6 million.

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

During the year ended December 31, 2016, the Company received approximately $1.6 million from completed acreage trades with various working interest owners totaling approximately 249.5 acres.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and gas properties.

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of December 31, 2016, the Company’s derivative instruments were with Bank of Montreal, Citibank, N.A., Key Bank, N.A, Morgan Stanley and Goldman Sachs. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of December 31, 2016, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	10,000	January 2017 – December 2017	$2.98
	10,000	March 2017 – December 2017	$3.21
Natural Gas Collars:
Floor purchase price (put)	130,000	January 2017 – December 2017	$2.85
Ceiling sold price (call)	130,000	January 2017 – December 2017	$3.24
Floor purchase price (put)	20,000	January 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	January 2017 – December 2018	$3.25
Floor purchase price (put)	40,000	January 2018 – December 2018	$2.75
Ceiling sold price (call)	40,000	January 2018 – December 2018	$3.27
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	January 2017 – December 2017	$2.75
Ceiling sold price (call)	30,000	January 2017 – December 2017	$3.57
Floor sold price (put)	30,000	January 2017 – December 2017	$2.25
Floor purchase price (put)	30,000	April 2017 – March 2019	$3.00
Ceiling sold price (call)	30,000	April 2017 – March 2019	$3.40
Floor sold price (put)	30,000	April 2017 – March 2019	$2.20
Floor purchase price (put)	80,000	January 2018 – December 2018	$2.90
Ceiling sold price (call)	80,000	January 2018 – December 2018	$3.31
Floor sold price (put)	80,000	January 2018 – December 2018	$2.12
Floor purchase price (put)	20,000	October 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	October 2017 – December 2018	$3.50
Floor sold price (put)	20,000	October 2017 – December 2018	$2.20
Natural Gas Call/Put Options:
Call sold	40,000	January 2018 – December 2018	$3.75
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
TCO - Columbia	20,000	January 2017 – December 2017	$(0.19)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
Floor purchase price (put)	2,000	January 2017 – September 2017	$46.00
Ceiling sold price (call)	2,000	January 2017 – September 2017	$59.50
Floor sold price (put)	2,000	January 2017 – September 2017	$38.00
Floor purchase price (put)	2,000	January 2017 – December 2017	$46.00
Ceiling sold price (call)	2,000	January 2017 – December 2017	$60.00
Floor sold price (put)	2,000	January 2017 – December 2017	$38.00
Oil Call/Put Options:
Call sold	1,000	January 2018 – December 2018	$50.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	84,000	January 2017 – December 2017	$0.60

Fair values and gains (losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

As of December 31, 2016	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$50	$(50)	$—
Commodity derivatives - noncurrent	—	—	—
Total assets	$50	$(50)	$—

Liabilities
Commodity derivatives - current	$(35,459)	$50	$(35,409)	Accrued liabilities
Commodity derivatives - noncurrent	(12,673)	—	(12,673)	Other liabilities
Total liabilities	$(48,132)	$50	$(48,082)

As of December 31, 2015	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$41,199	$(8,158)	$33,041	Other current assets
Commodity derivatives - noncurrent	4,594	(3,194)	1,400	Other assets
Total assets	$45,793	$(11,352)	$34,441

Liabilities
Commodity derivatives - current	$(8,158)	$8,158	$—
Commodity derivatives - noncurrent	(3,194)	3,194	—
Total liabilities	$(11,352)	$11,352	$—

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the consolidated statements of operations for the periods presented (in thousands):

		Years Ended December 31,
	Location of Gain (Loss)	2016	2015	2014
Commodity derivatives	Gain (Loss) on derivative instruments	$(52,338)	$56,021	$20,791

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

	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2016: (in thousands)
Commodity derivative instruments	$—	$(48,082)	$—	$(48,082)
Total	$—	$(48,082)	$—	$(48,082)
As of December 31, 2015: (in thousands)
Commodity derivative instruments	$—	$34,441	$—	$34,441
Total	$—	$34,441	$—	$34,441

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

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts due, except for long-term debt. (See “Note 8— Debt”)

Note 8—Debt

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

Prior to the redemption of these notes, the Company amortized $1.9 million and $4.1 million of deferred financing costs and debt discount to interest expense using the effective interest method for the years ended December 31, 2015 and 2014, respectively.

8.875% Senior Unsecured Notes Due 2023

On July 6, 2015, the Company issued $550 million in aggregate principal amount of 8.875% Senior Unsecured Notes due 2023 at an issue price of 97.903% of principal amount of the notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the senior unsecured notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside of the United States in compliance with Rule S under the Securities Act. Upon closing, the Company received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers discounts and offering expenses, of which the Company used approximately $510.7 million to finance the redemption of all of its outstanding 12.0% Senior PIK notes. The Company used the remaining proceeds to fund its capital expenditure plan and for general corporate purposes. The fair value of the senior unsecured notes at December 31, 2016 was approximately $533.1 million.

During the years ended December 31, 2016 and December 31, 2015, the Company amortized $3.3 million and $1.5 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at December 31, 2016.

During the year ended December 31, 2016, the Company repurchased $39.5 million of the outstanding senior unsecured notes in open market purchases for $23.4 million.  The principal of the outstanding senior unsecured notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs were charged to gain on early extinguishment of debt, totaling $14.5 million for the year ended December 31, 2016.  The Company repurchased all such senior unsecured notes with cash on hand.

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

On February 24, 2016, the Company amended its revolving credit facility to, among other things, adjust the 10Q quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to a leverage ratio of Net Debt to EBITDAX and to permit the sale of certain conventional properties. The amendment to the revolving credit facility also increases the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and requires the Company to, within 60 days of the effectiveness of the amendment, execute and deliver additional mortgages on the oil and gas properties that include at least 90% of the proved reserves.

At December 31, 2016, the borrowing base was $125 million and the Company had no outstanding borrowings. After giving effect to outstanding letters of credit issued by the Company totaling $34.5 million, the Company had available borrowing capacity under the revolving credit facility of $90.5 million at December 31, 2016. On February 24, 2017, the borrowing base was redetermined, which increased the borrowing base to $175 million, while extending the maturity of the credit facility to January of 2020.  The Company’s available borrowing capacity under the revolving credit facility is now $140.5 million.  The Company’s next scheduled borrowing base redetermination is expected to be completed by October 2017.

The revolving credit facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of December 31, 2016. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.05% of the unused facility based on utilization.

Note 9—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense of $0.7 million, $0.9 million and $0.4 million related to matching contributions, classified under general and administrative, for the years ended December 31, 2016, 2015, and 2014, respectively.

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

A summary of the pension benefit obligation as of the year ended December 31, 2015 is set forth in the below tables (in thousands):

2015
Change in benefit obligation
Benefit obligation at beginning of year	$6,800
Service cost	—
Interest cost	239
Gain on reduction of pension liability	—
Actuarial (gain) loss	(775)
Benefits paid	(6,264)
Benefit obligation at end of period	$—
Change in plan assets
Fair value of plan assets at beginning of year	$5,479
Actual return on plan assets	14
Employer contributions	771
Benefit paid	(6,264)
Fair value of plan assets at end of period	$—

The funding level of the qualified pension plan was in compliance with standards set by applicable law or regulation.  The plan was terminated during October 2015.

2015

Beginning amount recorded in other accumulated comprehensive income (loss)	$(548)
Amounts recorded in accumulated other comprehensive income (loss) consist of:
Pension obligation adjustment, net of tax	548
Total recorded in accumulated other comprehensive income	$—

The long-term expected rate of return on funded assets shown below was established for the benefit plan by developing a forward-looking, long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return was then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The discount rate was determined by constructing a portfolio of high-quality, noncallable bonds with cash flows that match estimated outflows for benefit payments.

	For the Year Ended December 31,
	2015	2014
Components of net periodic benefit cost (in thousands)
Service cost	$—	$70
Interest cost	239	335
Expected return on plan assets	(246)	(448)
Amortization of transition obligation	—	70
Amortization of net (gain) loss	42	29
Effect of settlement	224	—
Net period benefit cost	$259	$56

Note 10—Stock-Based Compensation

The Company is authorized to grant up to 16,000,000 shares of common stock under its 2014 Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 8,019,938 shares are available for future grant under the Plan as of December 31, 2016.

Our stock based compensation expense is as follows for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Restricted stock units	$4,006	$2,408	$—
Performance units	1,922	1,297	—
Restricted stock issued to directors	556	827	138
Incentive units	(268)	103	118
Total expense	$6,216	$4,635	$256

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of December 31, 2016, there was $5.0 million of total unrecognized compensation cost related to restricted stock units.  The weighted average period for the shares to vest is approximately 1 year.

A summary of restricted stock unit awards activity during the year ended December 31, 2016 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2015	1,000,052	$7.07	$1,820
Granted	3,751,931	1.36
Vested	(340,879)	7.13
Forfeited	(67,522)	7.13
Total awarded and unvested, December 31, 2016	4,343,582	$2.14	$11,597

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of December 31, 2016, there was $3.1 million of total unrecognized compensation cost related to performance units.  The weighted average period for the shares to vest is approximately 2 years.

A summary of performance stock unit awards activity during the year ended December 31, 2016 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2015	458,656	$8.77	$417
Granted	1,469,346	1.60
Vested	—	—
Forfeited	—	—
Total awarded and unvested, December 31, 2016	1,928,002	$3.31	$5,148

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

On May 11, 2015, the Company issued an aggregate of 132,496 restricted shares of common stock to its seven non-employee members of its Board of Directors, which became fully vested on May 11, 2016. For the years ended December 31, 2016 and 2015, the Company recognized expense of approximately $0.3 million and $0.6 million, respectively, related to these awards.

On May 18, 2016, the Company issued an aggregate of 149,448 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which are scheduled to fully vest on May 18, 2017.  For the year ended December 31, 2016, the Company recognized expense of approximately $0.3 million related to these awards.  As of December 31, 2016, there was approximately $0.2 million of total unrecognized compensation cost related to outstanding restricted stock issued to the Company’s Directors.

Note 11—Equity

Initial Public Offering

On June 25, 2014, the Company completed its initial public offering (“IPO”) of 30,300,000 shares of common stock, which included 21,500,000 shares sold by the Company and 8,800,000 shares sold by certain stockholders. The net proceeds from the IPO were approximately $544.7 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company of approximately $35.8 million. The Company used a portion of the net proceeds received from the IPO to repay the then-outstanding borrowings under Eclipse I’s revolving credit facility and to fund the Company’s capital expenditure plan.

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

Public Offering of Common Stock

On June 28, 2016, the Company commenced an underwritten public offering of 37,500,000 shares of common stock, which was priced at $3.50 per share.  The Company closed the offering on July 5, 2016 and received net proceeds of approximately $123.8 million (after deducting underwriting discounts and commissions and estimated expenses), which the Company used to fund its capital expenditure plan and for general corporate purposes.

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

(in thousands, except per share data)	Year Ended December 31,
	2016	2015	2014
Loss (numerator):
Net loss	$(203,806)	$(971,410)	$(183,176)
Weighted-average shares (denominator):
Weighted-average number of shares of common stock—basic and diluted	241,434	217,897	144,369
Loss per share:
Basic and diluted	$(0.84)	$(4.46)	$(1.27)

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

During the years ended December 31, 2016, 2015, and 2014, the Company incurred approximately $0.6 million, $0.3 million and $0.2 million, respectively, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer. The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

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

On September 6, 2016, the Ohio Court of Appeals for the Seventh Appellate District issued its decision in the West case in the Company’s favor reversing the trial court’s holdings that the Oxford oil and gas lease was perpetual and void.  The appellate court held that the Oxford oil and gas lease in West was not perpetual because it had a primary term of a definitive duration of five years, and remanded the lawsuit to the trial court for further proceedings on other claims unrelated to the perpetual lease claim.  Mr. West did not appeal the decision of the Ohio Court of Appeals for the Seventh Appellate District to the Ohio Supreme Court, thus concluding the matter as to the perpetual lease claim.  The Company and Mr. West settled and resolved the remaining claims, and the West lawsuit was dismissed with prejudice on December 28, 2016.

The Company was a party to one other lawsuit that claimed the Oxford oil and gas lease was void as a perpetual lease in reliance upon the trial court’s decision in the West case, which was stayed pending the outcome of the appeal in the West case. This lawsuit affected approximately 60 leasehold acres and was capitalized on the Company’s condensed consolidated balance sheet as of December 31, 2016 at $0.7 million.  On February 8, 2017, the plaintiff voluntarily dismissed all claims in the lawsuit.

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

The Company leases office space under an operating lease that expires in 2024. Rent expense related to lease agreements for the years ended December 31, 2016, 2015, and 2014 was $0.9 million, $1.1 million and $0.3 million, respectively.

The following is a schedule by year, of the future minimum lease payments required under the lease agreements as of December 31, 2016 (in thousands).

2017	$637
2018	637
2019	637
2020	690
2021	684
Thereafter	2,052
Total minimum lease payments	$5,337

 (d) Other Commitments (in thousands)

	Drilling rig commitments(i)	Firm transportation(ii)	Gas processing, gathering, and compression services(iii)	Total
Year Ending December 31:
2017	$8,937	$49,748	$9,430	$68,115
2018	—	118,316	15,919	134,235
2019	—	111,787	17,140	128,927
2020	—	109,593	7,721	117,314
2021	—	105,391	—	105,391
Thereafter	—	205,766	—	205,766
Total	$8,937	$700,601	$50,210	$759,748

(i)

Drilling rig commitments -The Company had contracts for the service of two rigs, which one expires in August 2017 with the option to extend and one expires in September 2017.  The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its consolidated financial statements the Company’s proportionate share of costs based on its working interest, as applicable.

(ii)

Firm transportation -The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of production to market. These contracts commit the Company to transport minimum daily natural gas or NGL volumes at a negotiated rate, or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent the minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its consolidated financial statements the Company’s proportionate share of costs based on its working interest.

(iii)

Gas processing, gathering, and compression services -Contractual commitments for gas processing, gathering and compression service agreements represent minimum commitments under long-term gas processing agreements as well as various gas compression agreements. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its consolidated financial statements its proportionate share of costs based on the Company’s working interest.”

Note 15—Income Tax

For the year ended December 31, 2016, the Company’s annual effective tax rate is approximately 0.27%. The Company incurred a tax loss in the current year (due principally to pre-tax loss) and thus, no current federal income taxes will be due. This tax loss results in a net operating loss carryforward at December 31, 2016. Management assessed the realizability of the Company’s deferred tax assets based on the more likely than not standard. Management considered several factors such as: (i) the Company’s short tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net federal tax attribute carryforwards are realizable. As such, the Company has provided a valuation allowance of $363 million as of December 31, 2016.

	For the Year Ended December 31,
	2016	2015	2014
Current
Federal	$—	$—	$—
State	6	315	132
Total current	6	315	132
Deferred
Federal	—	(72,413)	71,838
State	540	(348)	(171)
Total deferred	540	(72,761)	71,667
Total income tax expense (benefit)	$546	$(72,446)	$71,799

The Company’s income tax expense differs from the amount derived by applying the statutory federal rate to pretax loss principally due the effect of the following items (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Loss before income taxes	$(203,260)	$(1,043,856)	$(111,377)
Statutory rate	35%	35%	35%
Income tax benefit computed at statutory rate	(71,141)	(365,350)	(38,982)
Reconciling items:
Non-deductible pre-IPO loss	—	—	13,264
State income taxes	546	(21)	(39)
Other, net	854	795	71
Change in tax status	—	—	97,609
Gain on acquisition of Eclipse Operating	—	(141)	(124)
Change in valuation allowance	70,287	292,271	—
Income tax expense (benefit)	$546	$(72,446)	$71,799

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below (in thousands):

	For the Year Ended December 31,
	2016	2015
Deferred tax asset:
Oil and gas properties and equipment	$193,095	$235,884
Federal tax loss carryforwards	149,088	65,491
Derivative instruments and other	16,829	—
State effect of deferreds	—	540
Other, net	4,259	3,434
Deferred tax asset	363,271	305,349
Valuation allowance	(362,558)	(292,271)
Net deferred tax assets	$713	$13,078
Deferred tax liability:
Oil and gas properties and equipment	$—	$—
Derivative instruments and other	—	12,054
Other, net	713	484
Net deferred tax liability	$713	$12,538
Reflected in the accompanying consolidated balance sheet as:
Net deferred tax asset	$—	$540
Net deferred tax liability	$—	$—

The Company has U.S. federal tax loss carryforwards (“NOL”) of approximately $426 million as of December 31, 2016. The NOL carryforwards will begin to expire in 2034. The tax years ended December 31, 2015 and 2014 will remain open to examination under the applicable statute of limitations in the U.S. and other jurisdictions in which the Company and its subsidiaries file income tax returns. However, the statute of limitations for examination of NOLs and other similar attribute carryforwards does not commence until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under U.S. federal tax law. Tax returns for predecessor entities for 2012 tax year and prior are generally not subject to examination.

During the second quarter of 2016, the Internal Revenue Service notified the Company that it would examine the federal income tax return of Eclipse Resources Corporation and Subsidiaries for its 2014 tax year.  The Company does not anticipate any material adjustments to its provision for income taxes as a result of the examination, as such no reserve has been recorded at this time.

As of December 31, 2016, 2015, and 2014 the Company has not recorded a reserve for any uncertain tax positions. No federal income tax payments are expected in the upcoming four quarterly reporting periods.

Note 16—Subsidiary Guarantors

The Company’s wholly-owned subsidiaries each have fully and unconditionally, joint and severally, guaranteed the Company’s 8.875% Senior Unsecured Notes (See Note 8— Debt ). The Parent company has no independent assets or operations. The Company’s wholly-owned subsidiaries are not restricted from transferring funds to the Parent or other wholly-owned subsidiaries. The Company’s wholly-owned subsidiaries do not have any restricted net assets.

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

Note 17—Subsequent Events

Management has evaluated subsequent events and believes that there are no events that would have a material impact on the aforementioned financial statements and related disclosures, except for the amendment to the revolving credit facility and redetermination of the borrowing base in February 2017 (See Note 8 — Debt) and the dismissal of a lawsuit in February 2017 (See Note 14 — Commitments and Contingencies).

Note 18—Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2016 and 2015 are presented in the following table. In the following table, the sum of basic and diluted “Loss per common share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly loss per share amounts may not equal the calculated year loss per share amount (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016
Total operating revenues	$49,606	$47,066	$54,479	$83,883
Total operating expenses	95,367	83,865	79,530	90,745
Operating loss	(45,761)	(36,799)	(25,051)	(6,862)
Net loss	(40,687)	(73,011)	(26,801)	(63,307)
Loss per common share:
Basic and diluted	$(0.18)	$(0.33)	$(0.10)	$(0.23)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015
Total operating revenues	$43,814	$74,453	$71,172	$65,882
Total operating expenses	93,248	114,909	123,462	911,187
Operating loss	(49,434)	(40,456)	(52,290)	(845,305)
Net loss	(34,103)	(41,970)	(81,468)	(813,869)
Loss per common share:
Basic and diluted	$(0.17)	$(0.19)	$(0.37)	$(3.66)

Note 19—Supplemental Oil and Natural Gas Information (unaudited)

(a) Capitalized Costs

A summary of the Company’s capitalized costs are contained in the table below (in thousands):

	December 31,
	2016	2015
Oil and natural gas properties:
Unproved properties	$526,270	$720,159
Proved properties	1,545,860	1,288,609
Total oil and natural gas properties	2,072,130	2,008,768
Less accumulated depreciation, depletion and amortization	(1,131,378)	(1,022,771)
Net oil and natural gas properties	$940,752	$985,997

(b) Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

A summary of the Company’s cost incurred in oil and natural gas property acquisition and development activities is set forth below (in thousands):

	December 31,
	2016	2015	2014
Acquisition costs:
Unproved properties	$24,764	$24,722	$134,156
Proved properties	—	—	—
Development cost	150,778	259,655	714,796
Exploration cost	20,127	20,530	21,186
Total acquisition, development and exploration costs	$195,669	$304,907	$870,138

(c) Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2016 and December 31, 2015, which have been prepared and presented under SEC rules. These rules require companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2016, 2015, and 2014 was based on an unweighted average 12-month average West Texas Intermediate posted price per Bbl for oil and NGLs and a Henry Hub spot natural gas price per MMBtu for natural gas.

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

The Company’s proved oil and natural gas reserves are all located in the United States, within the State of Ohio. All of the estimates of the proved reserves at December 31, 2016, 2015, and 2014, were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

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

The following table provides a roll-forward of the total proved reserves for the year ended December 31, 2016, 2015, and 2014 as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Natural Gas (Bcf)	Natural Gas Liquids (MBbl)	Oil (MBbl)	TOTAL (Bcfe)
End of year, December 31, 2013	52.3	1,938.4	2,417.4	78.5
Revisions	(12.1)	(739.7)	(462.6)	(19.3)
Extensions and discoveries	235.8	10,216.3	4,337.5	323.1
Production	(19.8)	(536.0)	(594.9)	(26.5)
End of year, December 31, 2014	256.3	10,879.0	5,697.4	355.8
Revisions	(115.3)	(4,705.7)	(1,550.1)	(152.9)
Extensions and discoveries	182.6	4,035.7	2,496.3	221.7
Production	(49.5)	(2,450.3)	(1,950.5)	(75.9)
End of year, December 31, 2015	274.1	7,758.7	4,693.1	348.8
Revisions	(0.1)	1,273.7	1,196.8	14.8
Extensions and discoveries	175.4	2,156.0	1,300.2	196.1
Acquisitions	3.8	24.8	15.1	4.1
Divestitures	(5.9)	(91.5)	(703.7)	(10.7)
Production	(60.9)	(2,446.2)	(1,343.8)	(83.7)
End of year, December 31, 2016	386.4	8,675.5	5,157.7	469.4
Proved developed reserves:
December 31, 2014	133.0	6,758.6	3,880.9	196.8
December 31, 2015	209.5	7,245.7	4,239.2	278.4
December 31, 2016	226.1	7,520.0	4,439.5	297.8
Proved undeveloped reserves:
December 31, 2014	123.4	4,120.4	1,816.4	159.0
December 31, 2015	64.5	513.0	453.9	70.3
December 31, 2016	160.4	1,155.5	718.1	171.6

Extensions and discoveries of 196.1 Bcfe and 221.7 Bcfe during the years ended December 31, 2016 and December 31, 2015, respectively, resulted primarily from the drilling of new wells during each year and from new proved undeveloped locations added during each year.

(d) Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of the property. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions. The estimates of future cash flows and future production and development costs as of December 31, 2016 and 2015 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%. The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows at December 31, 2016, 2015, and 2014 (in thousands):

	December 31,
	2016	2015	2014
Future cash inflows (total revenues)	$1,143,142	$975,664	$1,870,319
Future production costs	(725,724)	(592,073)	(728,041)
Future development costs (capital costs)	(116,988)	(83,532)	(350,187)
Future income tax expense	—	—	(277,500)
Future net cash flows	300,430	300,059	514,591
10% annual discount for estimated timing of cash flows	(94,449)	(87,194)	(183,934)
Standardized measure of Discounted Future Net Cash Flow	$205,981	$212,865	$330,657

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

(e) Changes in the Standardized Measure of Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows are contained in the table below (in thousands):

	December 31,
	2016	2015	2014
Standardized Measure, beginning of the year	$212,865	$330,657	$155,295
Net change in prices and production costs	(33,507)	(372,664)	(52,642)
Net change in future development costs	1,552	79,244	(2,122)
Sales, less production costs	(99,768)	(121,646)	(104,099)
Extensions	79,941	107,749	491,067
Acquisitions	1,045	—	—
Divestitures	(5,231)	—	—
Revisions of previous quantity estimates	15,754	(97,210)	(38,201)
Previously estimated development costs incurred	4,886	62,906	16,807
Accretion of discount	21,287	50,939	15,529
Net change in taxes	—	178,732	(178,732)
Changes in timing and other	7,157	(5,842)	27,755
Standardized Measure, end of year	$205,981	$212,865	$330,657