Form 10-Q
period 2017-03-31
Eclipse Resources Corp
filed 2017-05-09
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of the registrant’s common stock outstanding at May 9, 2017: 262,585,250 shares

ECLIPSE RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income or losses, projected costs and capital expenditures, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “plan,” “would,” “could,” “endeavor,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are or were, when made, based on our current expectations and assumptions about future events and are or were, when made, based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2017.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to, legal and environmental risks, drilling and other operating risks, regulatory changes, commodity price volatility and the recent significant decline of the price of natural gas, NGLs and oil, inflation, lack of availability of drilling, production and processing equipment and services, counterparty credit risk, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flow and access to capital, risks associated with our level of indebtedness, the timing of development expenditures, and the other risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 3, 2017.

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

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$160,458	$201,229
Accounts receivable	33,823	44,423
Assets held for sale	468	468
Other current assets	3,352	4,295
Total current assets	198,101	250,415

PROPERTY AND EQUIPMENT AT COST
Oil and natural gas properties, successful efforts method:
Unproved properties	513,314	526,270
Proved oil and gas properties, net	476,676	414,482
Other property and equipment, net	6,433	6,748
Total property and equipment, net	996,423	947,500

OTHER NONCURRENT ASSETS
Other assets	5,766	729
TOTAL ASSETS	$1,200,290	$1,198,644

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$51,472	$44,049
Accrued capital expenditures	14,769	11,083
Accrued liabilities	38,864	55,044
Accrued interest payable	9,823	21,098
Liabilities held for sale	245	245
Total current liabilities	115,173	131,519

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	492,964	492,278
Asset retirement obligations	5,054	4,806
Other liabilities	3,270	13,434
Total liabilities	616,461	642,037
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 262,239,978 and 260,591,893 shares issued and outstanding, respectively	2,631	2,607
Additional paid in capital	1,960,788	1,958,731
Treasury stock, shares at cost; 837,635 and 72,704 shares, respectively	(1,767)	(61)
Accumulated deficit	(1,377,823)	(1,404,670)
Total stockholders' equity	583,829	556,607
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,200,290	$1,198,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUES
Natural gas, oil and natural gas liquids sales	$99,432	$40,488
Brokered natural gas and marketing revenue	2,431	9,118
Total revenues	101,863	49,606

OPERATING EXPENSES
Lease operating	2,343	2,677
Transportation, gathering and compression	32,877	23,137
Production and ad valorem taxes	1,931	2,563
Brokered natural gas and marketing expense	2,460	9,402
Depreciation, depletion and amortization	26,189	15,113
Exploration	11,581	15,656
General and administrative	10,132	11,274
Rig termination and standby	—	2,663
Impairment of proved oil and gas properties	—	17,665
Accretion of asset retirement obligations	124	86
(Gain) loss on sale of assets	(5)	(22)
Total operating expenses	87,632	100,214
OPERATING INCOME (LOSS)	14,231	(50,608)
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	25,097	10,550
Interest expense, net	(12,462)	(13,461)
Gain (loss) on early extinguishment of debt	—	8,664
Other income (expense)	(19)	(139)
Total other expense, net	12,616	5,614
INCOME (LOSS) BEFORE INCOME TAXES	26,847	(44,994)
INCOME TAX BENEFIT (EXPENSE)	—	(540)
NET INCOME (LOSS)	$26,847	$(45,534)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.10	$(0.20)
Diluted	$0.10	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	261,105	222,784
Diluted	264,215	222,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2016	260,591,893	$2,607	$1,958,731	$(61)	$(1,404,670)	$556,607
Stock-based compensation	—	—	2,081	—	—	2,081
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	1,648,085	24	(24)	(1,706)	—	(1,706)
Net income	—	—	—	—	26,847	26,847
Balances, March 31, 2017	262,239,978	$2,631	$1,960,788	$(1,767)	$(1,377,823)	$583,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$26,847	$(45,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	26,189	15,113
Exploration expense	4,988	9,361
Stock-based compensation	2,081	1,473
Impairment of proved oil and gas properties	—	17,665
Accretion of asset retirement obligations	124	86
(Gain) loss on sale of assets	(5)	(22)
(Gain) loss on derivative instruments	(25,097)	(10,550)
Net cash receipts (payments) on settled derivatives	(3,989)	18,378
(Gain) loss on early extinguishment of debt	—	(8,664)
Deferred income taxes	—	540
Amortization of deferred financing costs	502	504
Amortization of debt discount	330	352
Changes in operating assets and liabilities:
Accounts receivable	10,478	10,447
Other assets	943	(1,201)
Accounts payable and accrued liabilities	(14,992)	(27,457)
Net cash provided by (used in) operating activities	28,399	(19,509)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(66,005)	(23,912)
Capital expenditures for other property and equipment	(178)	(460)
Proceeds from sale of assets	24	4,800
Net cash used in investing activities	(66,159)	(19,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(1,231)	(200)
Repayments of long-term debt	(74)	(9,252)
Employee tax withholding for settlement of equity compensation awards	(1,706)	(51)
Net cash used in financing activities	(3,011)	(9,503)
Net decrease in cash and cash equivalents	(40,771)	(48,584)
Cash and cash equivalents at beginning of period	201,229	184,405
Cash and cash equivalents at end of period	$160,458	$135,821
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$23,066	$24,766
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$124	$—
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$13,126	$(6,229)
Assets held for sale	$—	$(6)

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

Note 2—Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited except the condensed consolidated balance sheet at December 31, 2016, which is derived from the Company’s audited financial statements, and are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made and contained in annual financial statements. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2017.

Operating results for interim periods may not necessarily be indicative of the results of operations for the full year ending December 31, 2017 or any other future periods.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of March 31, 2017 or December 31, 2016.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees. The Company had $32.5 million and $41.4 million of accrued revenues, net of certain expenses, at March 31, 2017 and December 31, 2016, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	March 31, 2017	December 31, 2016
Oil and natural gas properties:
Unproved	$513,314	$526,270
Proved	1,633,750	1,545,860
Gross oil and natural gas properties	2,147,064	2,072,130
Less accumulated depreciation depletion and amortization	(1,157,074)	(1,131,378)
Oil and natural gas properties, net	989,990	940,752
Other property and equipment	11,625	11,447
Less accumulated depreciation	(5,192)	(4,699)
Other property and equipment, net	6,433	6,748
Property and equipment, net	$996,423	$947,500

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $0.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Other Property and Equipment

Other property and equipment include land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

(d) Revenue Recognition

Oil and natural gas sales revenue is recognized when produced quantities of oil and natural gas are delivered to a custody transfer point such as a pipeline, processing facility or a tank lifting has occurred, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sales is reasonably assured and the sales price is fixed or determinable. Revenues from the sales of natural gas, crude oil and NGLs in which the Company has an interest with other producers are recognized using the sales method on the basis of the Company’s net revenue interest. The Company did not have any material imbalances as of March 31, 2017 or December 31, 2016.

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

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances, by product or service as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Receivables by product or service:
Sale of oil and natural gas and related products and services	$32,544	$41,398
Joint interest owners	1,265	2,850
Derivatives	—	122
Other	14	53
Total	$33,823	$44,423

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the

Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s unsettled commodity derivative contracts was a net liability position of ($22.7) million and ($48.1) million at March 31, 2017 and December 31, 2016, respectively. Other than as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are such counterparties required to provide credit support to the Company. As of March 31, 2017 and December 31, 2016, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties totaled approximately $25.7 million and $14.6 million for the three months ended March 31, 2017 and 2016, respectively.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation totaled approximately $0.5 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. This amount is included in DD&A expense in the condensed consolidated statements of operations.

(g) Impairment of Long-Lived Assets

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

The review for impairment of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. As a result of the decline in commodity prices, the Company recognized impairment expenses of approximately $17.7 million for the three months ended March 31, 2016 relating to proved properties in the Marcellus Shale. There were no impairments of proved properties for the three months ended March 31, 2017.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $4.1 million and $9.4 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in impairment charges during the three months ended March 31, 2017 is the result of a decrease in expected lease expirations due to the increase in the Company’s planned future drilling activity. These costs are included in exploration expense in the condensed consolidated statements of operations.

(h) Income Taxes

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

(i) Fair Value of Financial Instruments

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

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

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

(j) Derivative Financial Instruments

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

(k) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% for each of the three months ended March 31, 2017 and 2016.

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

The following table sets forth the changes in the Company’s ARO liability for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
Asset retirement obligations, beginning of period	$4,806
Additional liabilities incurred	124
Accretion	124
Asset retirement obligations, end of period	$5,054

The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to ARO represent a significant nonrecurring Level 3 measurement.

(l) Lease Obligations

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

(m) Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

(n) Segment Reporting

The Company operates in one industry segment: the oil and natural gas exploration and production industry in the United States. All of its operations are conducted in one geographic area of the United States. All revenues are derived from customers located in the United States.

(o) Debt Issuance Costs

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

(p) Recent Accounting Pronouncements

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

The Company plans to adopt this standard effective January 1, 2018 and is currently evaluating its transition method.  As part of the implementation process, the Company continues to assess the impact of the new requirements on its internal systems and policies, and is currently reviewing all existing contracts.  The Company does not expect this standard to have a significant impact on its financial position or results of operations but will require that the Company’s revenue recognition policy disclosures include further detail regarding its performance obligations as to the nature, amount, timing and estimates of revenue and cash flows generated from the Company’s contracts with customers.  The Company continues to monitor relevant industry guidance regarding implementation of the standard and adjust its implementation strategies as necessary.

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

(q) Correction of Immaterial Error

During the three months ended March 31, 2017, the Company determined that its estimated accrual for production and ad valorem tax expense was overstated for prior periods. The Company evaluated the materiality of this error on both a quantitative and qualitative basis under the guidance of ASC 250 “Accounting Changes and Errors Corrections,” and determined that it did not have a material impact to previously issued financial statements.

Although the error was immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction to the current period. Immaterial errors related to periods prior to the year ended December 31, 2016 are reflected as an adjustment to beginning accumulated deficit for that year. Periods not presented herein will be revised, as applicable, in future filings.

A reconciliation of the effects of the revision to amounts in the previously reported consolidated financial statements is as follows:

	As of December 31, 2016
	As Reported	Adjustment	As Adjusted
Balance Sheet
Accounts receivable	$43,638	$785	$44,423
Total current assets	249,630	785	250,415
Total assets	1,197,859	785	1,198,644
Accrued liabilities	64,150	(9,106)	55,044
Total current liabilities	140,625	(9,106)	131,519
Total liabilities	651,143	(9,106)	642,037
Accumulated deficit	(1,414,561)	9,891	(1,404,670)
Total stockholders' equity	546,716	9,891	556,607
Total liabilities and stockholders' equity	1,197,859	785	1,198,644

	As of December 31, 2016
	As Reported	Adjustment	As Adjusted
Statement of Stockholders' Equity
Accumulated deficit	$(1,414,561)	$9,891	$(1,404,670)
Total stockholders' equity	546,716	9,891	556,607

	As of March 31, 2016
	As Reported	Adjustment	As Adjusted
Statement of Operations and Comprehensive Income (Loss)
Production and ad valorem taxes	$(2,284)	$4,847	$2,563
Total operating expenses	95,367	4,847	100,214
Operating loss	(45,761)	(4,847)	(50,608)
Loss before income taxes	(40,147)	(4,847)	(44,994)
Net loss	(40,687)	(4,847)	(45,534)
Basic and diluted loss per share	$(0.18)	$(0.02)	$(0.20)

	As of March 31, 2016
	As Reported	Adjustment	As Adjusted
Statement of Cash Flows
Net loss	$(40,687)	$(4,847)	$(45,534)
Accounts receivable	$10,619	$(172)	$10,447
Accounts payable and accrued liabilities	(32,476)	5,019	(27,457)

Note 4—Sale of Oil and Natural Gas Property Interests

During the three months ended March 31, 2016, the Company received $4.8 million from the sale of unproved leases to a third party. No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of March 31, 2017, the Company’s derivative instruments were with Bank of Montreal, Citibank, N.A., and Key Bank, N.A. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of March 31, 2017, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	10,000	April 2017 – December 2017	$2.98
	10,000	April 2017 – December 2017	$3.21
Natural Gas Collars:
Floor purchase price (put)	60,000	April 2017 – December 2017	$2.75
Ceiling sold price (call)	60,000	April 2017 – December 2017	$3.27
Floor purchase price (put)	20,000	April 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	April 2017 – December 2018	$3.25
Floor purchase price (put)	40,000	January 2018 – December 2018	$2.75
Ceiling sold price (call)	40,000	January 2018 – December 2018	$3.28
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	April 2017 – December 2017	$2.75
Ceiling sold price (call)	30,000	April 2017 – December 2017	$3.57
Floor sold price (put)	30,000	April 2017 – December 2017	$2.25
Floor purchase price (put)	50,000	April 2017 – December 2017	$3.00
Ceiling sold price (call)	50,000	April 2017 – December 2017	$3.40
Floor sold price (put)	50,000	April 2017 – December 2017	$2.25
Floor purchase price (put)	20,000	April 2017 – December 2017	$2.75
Ceiling sold price (call)	20,000	April 2017 – December 2017	$3.29
Floor sold price (put)	20,000	April 2017 – December 2017	$2.25
Floor purchase price (put)	30,000	April 2017 – March 2019	$3.00
Ceiling sold price (call)	30,000	April 2017 – March 2019	$3.40
Floor sold price (put)	30,000	April 2017 – March 2019	$2.20
Floor purchase price (put)	60,000	January 2018 – March 2018	$2.90
Ceiling sold price (call)	60,000	January 2018 – March 2018	$3.75
Floor sold price (put)	60,000	January 2018 – March 2018	$2.40
Floor purchase price (put)	60,000	April 2018 – December 2018	$2.90
Ceiling sold price (call)	60,000	April 2018 – December 2018	$3.25
Floor sold price (put)	60,000	April 2018 – December 2018	$2.40
Floor purchase price (put)	20,000	January 2018 – December 2018	$2.90
Ceiling sold price (call)	20,000	January 2018 – December 2018	$3.50
Floor sold price (put)	20,000	January 2018 – December 2018	$2.20
Floor purchase price (put)	20,000	October 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	October 2017 – December 2018	$3.50
Floor sold price (put)	20,000	October 2017 – December 2018	$2.20
Natural Gas Call/Put Options:
Call sold	40,000	January 2018 – December 2018	$3.75
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
TCO - Columbia	20,000	April 2017 – December 2017	$(0.19)
Appalachia - Dominion	40,000	June 2017 – November 2017	$(1.01)
Appalachia - Dominion	40,000	May 2017 – November 2017	$(1.04)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
Floor purchase price (put)	2,000	April 2017 – September 2017	$46.00
Ceiling sold price (call)	2,000	April 2017 – September 2017	$59.50
Floor sold price (put)	2,000	April 2017 – September 2017	$38.00
Floor purchase price (put)	2,000	April 2017 – December 2017	$46.00
Ceiling sold price (call)	2,000	April 2017 – December 2017	$60.00
Floor sold price (put)	2,000	April 2017 – December 2017	$38.00
Oil Call/Put Options:
Call sold	1,000	January 2018 – December 2018	$50.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	84,000	April 2017 – December 2017	$0.60

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

As of March 31, 2017	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$2,118	$(2,118)	$—	Other current assets
Commodity derivatives - noncurrent	5,364	(1,411)	3,953	Other assets
Total assets	$7,482	$(3,529)	$3,953

Liabilities
Commodity derivatives - current	$(26,199)	$2,118	$(24,081)	Accrued liabilities
Commodity derivatives - noncurrent	(4,032)	1,411	(2,621)	Other liabilities
Total liabilities	$(30,231)	$3,529	$(26,702)

As of December 31, 2016	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$50	$(50)	$—
Commodity derivatives - noncurrent	—	—	—
Total assets	$50	$(50)	$—

Liabilities
Commodity derivatives - current	$(35,459)	$50	$(35,409)	Accrued liabilities
Commodity derivatives - noncurrent	(12,673)	—	(12,673)	Other liabilities
Total liabilities	$(48,132)	$50	$(48,082)

(a)

The Company has agreements in place that allow for the financial right to offset at the counterparty level for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2017	2016
Commodity derivatives	Gain (loss) on derivative instruments	$25,097	$10,550

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

	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2017: (in thousands)
Commodity derivative instruments	$—	$(22,749)	$—	$(22,749)
Total	$—	$(22,749)	$—	$(22,749)
As of December 31, 2016: (in thousands)
Commodity derivative instruments	$—	$(48,082)	$—	$(48,082)
Total	$—	$(48,082)	$—	$(48,082)

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

Note 7—Debt

8.875% Senior Unsecured Notes Due 2023

On July 6, 2015, the Company issued $550 million in aggregate principal amount of 8.875% senior unsecured notes due 2023 at an issue price of 97.903% of the principal amount of the notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the senior unsecured notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A of the Securities Act and to persons outside the United States in compliance with

Regulation S under the Securities Act. Upon closing, the Company received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which the Company used approximately $510.7 million to finance the redemption of all of its outstanding Senior PIK notes. The Company used the remaining net proceeds to fund its capital expenditure plan and for general corporate purposes. The fair value of the senior unsecured notes at March 31, 2017 was $520.9 million.

During the three months ended March 31, 2017 and 2016, the Company amortized $0.8 million and $0.9 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve and investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at March 31, 2017.

During the three months ended March 31, 2016, the Company repurchased $18.5 million of the outstanding senior unsecured notes in open market purchases for $9.1 million.  The principal of the outstanding senior unsecured notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $0.7 million were charged to gain on early extinguishment of debt, totaling $8.7 million.  During the three months ended June 30, 2016, the Company repurchased and retired an additional $21.0 million of the outstanding senior unsecured notes in open market purchases for $14.3 million.  The Company repurchased all of such senior unsecured notes with cash on hand.

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

On February 24, 2016, the Company amended its revolving credit facility to, among other things, adjust the quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to permit the sale of certain conventional properties. The amendment to the revolving credit facility also increased the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and required the Company to, within 60 days of the effectiveness of the amendment, execute and deliver additional mortgages on the Company’s oil and gas properties that include at least 90% of its proved reserves.

On February 24, 2017, the borrowing base was redetermined, which increased the borrowing base from $125 million to $175 million, while extending the maturity of the credit facility to February 2020.  In addition, the amendment modified the minimum interest coverage ratio covenant to a net leverage covenant of Net Debt to EBITDAX.  The Company’s next scheduled borrowing base redetermination is expected to be completed by October 2017.

At March 31, 2017, the borrowing base was $175 million and the Company had no outstanding borrowings. After giving effect to outstanding letters of credit issued by the Company totaling $33.6 million, the Company had available borrowing capacity under the revolving credit facility of $141.4 million at March 31, 2017.

The revolving credit facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and leverage coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of March 31, 2017. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.5% of the unused facility based on utilization.

Note 8—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense of $0.2 million related to matching contributions, classified under general and administrative, for each of the three months ended March 31, 2017 and 2016.

Note 9—Stock-Based Compensation

The Company is authorized to grant up to 16,000,000 shares of common stock under its 2014 Long-Term Incentive Plan (the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 1,379,166 shares were available for future grants under the Plan as of March 31, 2017.

Our stock-based compensation expense was as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted stock units	$1,247	$853
Performance units	734	380
Restricted stock issued to directors	100	211
Incentive units	—	29
Total expense	$2,081	$1,473

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of March 31, 2017, there was $9.8 million of total unrecognized compensation cost related to outstanding restricted stock units.  The weighted average period for the shares to vest is approximately 1 year. A summary of restricted stock unit awards activity during the three months ended March 31, 2017 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2016	4,343,582	$2.14	$11,597
Granted	2,817,341	2.15
Vested	(2,413,016)	1.55
Forfeited	(9,342)	2.15
Total awarded and unvested, March 31, 2017	4,738,565	$2.44	$12,036

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of March 31, 2017, there was $7.9 million of total unrecognized compensation cost related to outstanding performance units.  The weighted average period for the shares to vest is approximately 2 years. A summary of performance stock unit awards activity during the three months ended March 31, 2017 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2016	1,928,002	$3.31	$5,148
Granted	2,564,523	1.94
Vested	—	—
Forfeited	(9,342)	1.94
Total awarded and unvested, March 31, 2017	4,483,183	$2.53	$6,989

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.

Restricted Stock Issued to Directors

On May 11, 2015, the Company issued an aggregate of 132,496 restricted shares of common stock to its seven non-employee members of its Board of Directors, which became fully vested on May 11, 2016. For the three months ended March 31, 2016, the Company recognized expense of approximately $0.2 million, related to these awards.

On May 18, 2016, the Company issued an aggregate of 149,448 restricted shares of common stock to its three non-employee  members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which are scheduled to fully vest on May 18, 2017.  For the three months ended March 31, 2017, the Company recognized expense of approximately $0.1 million related to these awards.  As of March 31, 2017, there was approximately $0.1 million of total unrecognized compensation cost related to outstanding restricted stock issued to the Company’s directors.

Note 10—Related Party Transactions

During each of the three months ended March 31, 2017 and 2016, the Company incurred approximately $0.1 million, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer. The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

Note 11—Commitments and Contingencies

(a) Legal Matters

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

The Company leases office space under an operating lease that expires in 2024. The Company recognized rent expense of $0.2 for each of the three months ended March 31, 2017 and 2016.

Note 12—Income Tax

For the year ending December 31, 2017, the Company’s annual estimated effective tax rate is forecasted to be 0%, exclusive of discrete items. The Company recorded no income tax expense for the period due to a reduction of previously recorded valuation allowance in the amount of $9.2 million, which is net of a discrete item in the amount of $0.6 million related to an income tax for a share based compensation windfall settled in this period.

The Company is forecasting positive pretax income for the year and as a result plans on reducing its valuation allowance to the extent the Company records pretax income cumulatively year to date in the quarter.  At this time, the Company does not believe that the weight of evidence allows the release of its valuation allowance (due to a preponderance of negative evidence as to future realizability) and accordingly reflect a current deferred tax benefit of zero.  The Company continues to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly.  No current federal income taxes are anticipated to be paid in the next twelve months. For the three months ended March 31, 2017, the Company’s overall effective tax rate on operations was different than the federal statutory rate of 35% due primarily to the release of a valuation allowance recorded in a previous period.

The Internal Revenue Service recently completed its examination of Eclipse Resources Corporation for its tax year 2014.  There were no adjustments to the Company’s tax returns as a result of the examination.

Note 13—Subsidiary Guarantors

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

•	if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the terms of the indenture governing the senior unsecured notes.

Note 14—Subsequent Events

Management has evaluated subsequent events and believes there are no events that would have a material impact on the aforementioned financial statements and related disclosures, other than those disclosed in the accompanying notes to the condensed consolidated financial statements (See Note 12—Income Tax).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of March 31, 2017, we had assembled an acreage position approximating 202,000 net acres in Eastern Ohio, which excludes any acreage currently pending title.

Approximately 95,000 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 14,000 of these net acres are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as our Marcellus Area. We are the operator of approximately 90% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of March 31, 2017, we and our operating partners, had commenced drilling 209 gross wells within the Utica Core Area and our Marcellus Area, of which 6 gross were top holed, 1 gross was drilling, 12 gross were awaiting completion or were in the process of being completed, and 190 gross had been turned to sales.

As of March 31, 2017, we were operating 2 horizontal rigs in the Utica Core Area. We had average daily production for the three months ended March 31, 2017 of approximately 290.0 MMcfe comprised of approximately 74% natural gas, 15% NGLs and 11% oil.

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

Overview of Results for the Three Months Ended March 31, 2017

During the three months ended March 31, 2017, we achieved the following financial and operating results:

•	our average daily net production for the three months ended March 31, 2017 was 290.0 MMcfe per day representing an increase of 44% over the comparable period of the prior year;
•	commenced drilling 4 gross (3.9 net) operated Utica Shale wells, commenced completing 7 gross (7 net) operated Utica Shale wells and turned-to-sales 5 gross (4.7 net) operated wells;
•	participated in 1 gross (0.04 net) non-operated Utica Shale well and participated in commenced completing 1 gross (0.04 net) non-operated Utica Shale well;
•	recognized net income of $26.8 million for the three months ended March 31, 2017 compared to a net loss of ($45.5) million for the three months ended March 31, 2016; and
•

realized Adjusted EBITDAX of $50.2 million for the three months ended March 31, 2017 compared to $20.4 million for three months ended March 31, 2016. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average, high, low and average monthly settled NYMEX Henry Hub prices for natural gas and NYMEX WTI prices for oil for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
NYMEX Henry Hub High ($/MMBtu)	$3.71	$2.54
NYMEX Henry Hub Low ($/MMBtu)	2.44	1.49
Average Daily NYMEX Henry Hub ($/MMBtu)	3.02	2.02
Average Monthly NYMEX Settled Henry Hub ($/MMBtu)	3.32	2.09

NYMEX WTI High ($/Bbl)	$54.48	$41.45
NYMEX WTI Low ($/Bbl)	47.00	26.19
Average NYMEX WTI ($/Bbl)	51.62	33.67

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

The Company is committed to profitably developing its natural gas, NGLs and condensate reserves through an environmentally responsible and cost-effective operational plan.  The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop its reserves.  Despite the continued low price commodity environment, the Company believes the long-term outlook for its business is favorable due to the Company’s resource base, low cost structure, risk management strategies, and disciplined investment of capital.

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the twelve months in the period ended March 31, 2017 and held all other factors constant, then then our estimated net proved reserves at December 31, 2016 would have increased by approximately 83% from our previously reported estimated net proved reserves at such time, including a 9% addition of proved developed reserves and a 210% addition of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC price of $2.73 per MMBtu for natural gas and $47.61 per Bbl for NGLs and oil. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2016. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at March 31, 2017, cash flows from operations, borrowings under our revolving credit facility, proceeds from asset sales, and proceeds from additional debt and/or equity offerings.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Revenues (in thousands)
Natural gas sales	$61,420	$28,041	$33,379
NGL sales	17,063	6,522	10,541
Oil sales	20,949	5,925	15,024
Brokered natural gas and marketing revenue	2,431	9,118	(6,687)
Total revenues	$101,863	$49,606	$52,257

Our production increased by approximately 7.8 Bcfe for the three months ended March 31, 2017 over the same period in 2016 due to new wells that we placed into production. Our production for the three months ended March 31, 2017 and 2016 is set forth in the following table:

	Three Months Ended March 31,
	2017	2016	Change
Production:
Natural gas (MMcf)	19,381.6	13,687.3	5,694.3
NGL sales (Mbbls)	665.0	513.7	151.3
Oil sales (Mbbls)	454.1	255.3	198.8
Total (MMcfe)	26,096.2	18,301.3	7,794.9

Average daily production volume:
Natural gas (Mcf/d)	215,351	150,410	64,941
NGL sales (Bbls/d)	7,389	5,645	1,744
Oil sales (Bbls/d)	5,046	2,805	2,241
Total (Mcfe/d)	289,958	201,113	88,845

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the three months ended March 31, 2017 was $3.23 per Mcfe compared to $2.89 per Mcfe during the three months ended March 31, 2016. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended March 31, 2017 and 2016 are shown below:

	Three Months Ended March 31,
	2017	2016	Change
Average Sales Price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$3.17	$2.05	$1.12
NGLs ($/Bbl)	25.66	12.70	12.96
Oil ($/Bbl)	46.13	23.21	22.92
Total average prices ($/Mcfe)	3.81	2.21	1.60

Average Sales Price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$3.01	$2.93	$0.08
NGLs ($/Bbl)	24.07	13.43	10.64
Oil ($/Bbl)	46.28	46.42	(0.14)
Total average prices ($/Mcfe)	3.66	3.20	0.46

Average Sales Price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.60	$1.61	$0.99
NGLs ($/Bbl)	25.66	12.70	12.96
Oil ($/Bbl)	46.13	23.21	22.92
Total average prices ($/Mcfe)	3.39	1.88	1.51

Average Sales Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.44	$2.49	$(0.05)
NGLs ($/Bbl)	24.07	13.43	10.64
Oil ($/Bbl)	46.28	46.42	(0.14)
Total average prices ($/Mcfe)	3.23	2.89	0.34

Brokered natural gas and marketing revenue was $2.4 million and $9.1 million for the three months ended March 31, 2017 and 2016, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease from the prior year to the current year is due to increased utilization of our firm transportation capacity for operated production during the three months ended March 31, 2017.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Operating Expenses (in thousands):
Lease operating	$2,343	$2,677	$(334)
Transportation, gathering and compression	32,877	23,137	9,740
Production and ad valorem taxes	1,931	2,563	(632)
Depreciation, depletion and amortization	26,189	15,113	11,076
General and administrative	10,132	11,274	(1,142)
Operating Expenses per Mcfe:
Lease operating	$0.09	$0.15	$(0.06)
Transportation, gathering and compression	1.27	1.26	0.01
Production and ad valorem taxes	0.07	0.14	(0.07)
Depreciation, depletion and amortization	1.00	0.83	0.17
General and administrative	0.39	0.62	(0.23)

Lease operating expense was $2.3 million in the three months ended March 31, 2017 compared to $2.7 million in the three months ended March 31, 2016.  Lease operating expense per Mcfe was $0.09 in the three months ended March 31, 2017 compared to $0.15 in the three months ended March 31, 2016.  The decreases of $0.3 million and $0.06 per Mcfe are the result of efficiencies in operations leading to lower fixed expenses being spread across higher production volumes during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $32.9 million during the three months ended March 31, 2017 compared to $23.1 million in the three months ended March 31, 2016.  Transportation, gathering and compression expense per Mcfe was $1.27 in the three months ended March 31, 2017 compared to $1.26 in the three months ended March 31, 2016.  The following table details our transportation, gathering and compression expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$10,748	$8,135	$2,613
Processing and fractionation	8,317	7,537	780
Liquids transportation and stabilization	2,761	1,401	1,360
Marketing	12	—	12
Firm transportation	11,039	6,064	4,975
	$32,877	$23,137	$9,740
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.42	$0.44	$(0.02)
Processing and fractionation	0.32	0.41	(0.09)
Liquids transportation and stabilization	0.11	0.08	0.03
Marketing	0.00	—	—
Firm transportation	0.42	0.33	0.09
	$1.27	$1.26	$0.01

The increase to expenses in the three months ended March 31, 2017 was due to our production growth and increased firm transportation expenses, which increased primarily due to additional capacity that came online during the fourth quarter of 2016.  Per unit expenses were relatively consistent during the periods as the increase to firm transportation was offset by decreased processing costs due to the increased development of our dry gas acreage.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $1.9 million in the three months ended March 31, 2017 compared to $2.6 million in the three months ended March 31, 2016.

Production and ad valorem taxes per Mcfe was $0.07 in the three months ended March 31, 2017 compared to $0.14 in the three months ended March 31, 2016.  Production and ad valorem taxes decreased in total and on a per unit basis from the three months ended March 31, 2016 to the three months ended March 31, 2017 due to a change in our estimated accrual rate based on recent historical experience and additional information received during the three months ended March 31, 2017.

Depreciation, depletion and amortization was approximately $26.2 million in the three months ended March 31, 2017 compared to $15.1 million in the three months ended March 31, 2016, with the increase due primarily to higher production volumes during 2017. On a per Mcfe basis, DD&A increased to $1.00 in the three months ended March 31, 2017 from $0.83 in the three months ended March 31, 2016, which was predominantly driven by the higher depletion rate resulting from our increased proved property costs quarter over quarter.

General and administrative expense was $10.1 million for the three months ended March 31, 2017 compared to $11.3 million for the three months ended March 31, 2016.  Included in these amounts are $2.1 million and $1.5 million related to stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.  General and administrative expense per Mcfe was $0.39 in the three months ended March 31, 2017 compared to $0.62 in the three months ended March 31, 2016.  The decrease of $1.1 million is primarily attributable to lower head count as of March 31, 2017, while the decrease of $0.23 per Mcfe was primarily due to these lower fixed expenses being spread across higher production volumes for the three months ended March 31, 2017 as compared to March 31, 2016.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$2,460	$9,402	$(6,942)
Exploration	11,581	15,656	(4,075)
Rig termination and standby	—	2,663	(2,663)
Impairment of proved oil and natural gas properties	—	17,665	(17,665)
Accretion of asset retirement obligations	124	86	38
(Gain) loss on sale of assets	(5)	(22)	17

Brokered natural gas and marketing expense was $2.5 million for the three months ended March 31, 2017 compared to $9.4 million for the three months ended March 31, 2016.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease from the prior year to the current year is due to increased utilization of our firm transportation capacity for operated production during the three months ended March 31, 2017.

Exploration expense was $11.6 million for the three months ended March 31, 2017 compared to $15.7 million for the three months ended March 31, 2016. The following table details our exploration-related expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Exploration Expenses (in thousands):
Geological and geophysical	$415	$20	$395
Delay rentals	6,177	6,239	(62)
Impairment of unproved properties	4,125	9,360	(5,235)
Dry hole and other	864	37	827
	$11,581	$15,656	$(4,075)

Delay rentals were consistent during the three months ended March 31, 2017 and 2016 at $6.2 million.  These amounts represents annual lease extension payments made during the primary term of the lease.

Impairment of unproved properties was $4.1 million for the three months ended March 31, 2017 compared to $9.4 million for the three months ended March 31, 2016. The decrease in impairment charges during the three months ended March 31, 2017 is the result of a decrease in expected lease expirations due to the increase in our planned future drilling activity. We assess individually significant unproved properties for impairment and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors, including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense for the three months ended March 31, 2016 was $2.7 million.  No expenses were recognized for the three months ended March 31, 2017 due to the resumption of our drilling operations during the second half of 2016.

Impairment of proved oil and gas properties was $17.7 million for the three months ended March 31, 2016 related to our properties in the Marcellus Shale.  An analysis of proved properties determined the future undiscounted cash flows were less than the carrying value for certain asset groupings.  An impairment expense was recognized for these asset groupings based on the difference between the fair market value and carrying value of the asset groupings.  No impairment of proved oil and gas properties was recognized for the three months ended March 31, 2017.

Accretion of asset retirement obligations was $0.1 million for each of the three months ended March 31, 2017 and 2016. The accretion expense primarily relates to the increase in the asset retirement obligations associated with the increase in the number of producing wells in the period prior to the three months ended March 31, 2017.

Other Income (Expense)

Gain (loss) on derivative instruments was $25.1 million for the three months ended March 31, 2017 compared to $10.6 million for the three months ended March 31, 2016, driven by changes in commodity prices during each period. Cash receipts (payments) were approximately ($4.0) million and $18.4 million for derivative instruments that settled during the three months ended March 31, 2017 and March 31, 2016, respectively.

Interest expense, net was $12.5 million for the three months ended March 31, 2017 compared to $13.5 million for three months ended March 31, 2016.  The decrease in interest expense primarily relates to the reduction in our senior unsecured notes as a result of our repurchase of approximately $39.5 million of outstanding senior unsecured notes during 2016.

Gain on early extinguishment of debt was $8.7 million for the three months ended March 31, 2016 resulting from the repurchase of $18.5 million of our outstanding senior unsecured notes on the open market for $9.1 million.  The outstanding senior unsecured notes principal repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $0.7 million were charged to gain on early extinguishment of debt.  No gain or loss on early extinguishment of debt was recognized for the three months ended March 31, 2017.

Income tax benefit (expense) was not recognized for the three months ended March 31, 2017 due to the Company reducing the valuation allowance to the extent of pre-tax income.   Income tax expense was ($0.5) million for the three months ended March 31, 2016 related to the write-off of certain state deferred tax assets.

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net cash provided by (used in) operations in the three months ended March 31, 2017 was $28.4 million compared to ($19.5) million in the three months ended March 31, 2016. The increase in cash provided from operating activities reflects the increase in commodity prices over year-over-year comparative periods, working capital changes, and the timing of cash receipts and disbursements.

Net cash used in investing activities in the three months ended March 31, 2017 was $66.2 million compared to $19.6 million in the three months ended March 31, 2016.

During the three months ended March 31, 2017, we:

•	spent $66.0 million on capital expenditures for oil and natural gas properties; and
•	spent $0.2 million on property and equipment.

During the three months ended March 31, 2016, we:

•	spent $23.9 million on capital expenditures for oil and gas properties;
•	spent $0.5 million on property and equipment; and
•	received $4.8 million of proceeds relating to the sale of assets.

Net cash used in financing activities in the three months ended March 31, 2017 was ($3.0) million compared to ($9.5) million in the three months ended March 31, 2016.

During the three months ended March 31, 2017, we:

•	spent $1.2 million related to the incurrence of debt issuance costs from the amendment to our revolving credit facility; and
•	withheld from employees shares totaling $1.7 million related to the settlement of equity compensation awards.

During the three months ended March 31, 2016, we:

•	purchased outstanding senior unsecured notes with aggregate principal amount of $18.5 million for $9.1 million.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, asset sales, borrowings under our revolving credit facility and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We periodically review capital expenditures and adjust our budget based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices. We believe that our existing cash on hand, operating cash flow and available borrowings under our revolving credit facility will be adequate to meet our capital and operating requirements for 2017.

Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We will continue using net cash on hand, cash flows from operations, and borrowings under our revolving credit facility to satisfy near-term financial obligations and liquidity needs, and as necessary, we will seek additional sources of debt or equity to fund these requirements. Longer-term cash flows are subject to a number of variables including the level of production and prices we receive for our production as well as various economic conditions that have historically affected the natural gas and oil business. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

As of March 31, 2017, we were in compliance with all of our debt covenants under the credit agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at March 31, 2017 and December 31, 2016, excluding discount, totaled $510.5 million. (See Note 7—Debt).

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

During the three months ended March 31, 2016, we repurchased $18.5 million of the outstanding senior unsecured notes in open market purchases for $9.1 million.  The outstanding principal of the senior unsecured notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $0.7 million were charged to gain on early extinguishment of debt, totaling $8.7 million.  Subsequent to the three months ended March 31, 2016, we repurchased and retired an additional $21.0 million of the outstanding senior unsecured notes in open market purchases for $14.3 million.  We repurchased all of such senior unsecured notes with cash on hand.

The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of our restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. We were in compliance with all covenants at March 31, 2017.

We have also entered into a $500 million revolving credit facility, which is governed by a Credit Agreement that includes customary affirmative and negative covenants.  In February 2017, we entered into an amendment to our revolving credit facility that increased the borrowing base under such facility from $125.0 million to $175.0 million and extended the maturity date from January 2018 to February 2020.  As of May 9, 2017, we had approximately $141.4 million of available borrowing capacity under our revolving credit facility (after giving effect to approximately $33.6 million of outstanding letters of credit).  Our next scheduled borrowing base redetermination is expected to be completed by October 2017.  We were in compliance with all covenants at March 31, 2017.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of March 31, 2017, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	10,000	April 2017 – December 2017	$2.98
	10,000	April 2017 – December 2017	$3.21
Natural Gas Collars:
Floor purchase price (put)	60,000	April 2017 – December 2017	$2.75
Ceiling sold price (call)	60,000	April 2017 – December 2017	$3.27
Floor purchase price (put)	20,000	April 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	April 2017 – December 2018	$3.25
Floor purchase price (put)	40,000	January 2018 – December 2018	$2.75
Ceiling sold price (call)	40,000	January 2018 – December 2018	$3.28
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	April 2017 – December 2017	$2.75
Ceiling sold price (call)	30,000	April 2017 – December 2017	$3.57
Floor sold price (put)	30,000	April 2017 – December 2017	$2.25
Floor purchase price (put)	50,000	April 2017 – December 2017	$3.00
Ceiling sold price (call)	50,000	April 2017 – December 2017	$3.40
Floor sold price (put)	50,000	April 2017 – December 2017	$2.25
Floor purchase price (put)	20,000	April 2017 – December 2017	$2.75
Ceiling sold price (call)	20,000	April 2017 – December 2017	$3.29
Floor sold price (put)	20,000	April 2017 – December 2017	$2.25
Floor purchase price (put)	30,000	April 2017 – March 2019	$3.00
Ceiling sold price (call)	30,000	April 2017 – March 2019	$3.40
Floor sold price (put)	30,000	April 2017 – March 2019	$2.20
Floor purchase price (put)	60,000	January 2018 – March 2018	$2.90
Ceiling sold price (call)	60,000	January 2018 – March 2018	$3.75
Floor sold price (put)	60,000	January 2018 – March 2018	$2.40
Floor purchase price (put)	60,000	April 2018 – December 2018	$2.90
Ceiling sold price (call)	60,000	April 2018 – December 2018	$3.25
Floor sold price (put)	60,000	April 2018 – December 2018	$2.40
Floor purchase price (put)	20,000	January 2018 – December 2018	$2.90
Ceiling sold price (call)	20,000	January 2018 – December 2018	$3.50
Floor sold price (put)	20,000	January 2018 – December 2018	$2.20
Floor purchase price (put)	20,000	October 2017 – December 2018	$2.90
Ceiling sold price (call)	20,000	October 2017 – December 2018	$3.50
Floor sold price (put)	20,000	October 2017 – December 2018	$2.20
Natural Gas Call/Put Options:
Call sold	40,000	January 2018 – December 2018	$3.75
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
TCO - Columbia	20,000	April 2017 – December 2017	$(0.19)
Appalachia - Dominion	40,000	June 2017 – November 2017	$(1.01)
Appalachia - Dominion	40,000	May 2017 – November 2017	$(1.04)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
Floor purchase price (put)	2,000	April 2017 – September 2017	$46.00
Ceiling sold price (call)	2,000	April 2017 – September 2017	$59.50
Floor sold price (put)	2,000	April 2017 – September 2017	$38.00
Floor purchase price (put)	2,000	April 2017 – December 2017	$46.00
Ceiling sold price (call)	2,000	April 2017 – December 2017	$60.00
Floor sold price (put)	2,000	April 2017 – December 2017	$38.00
Oil Call/Put Options:
Call sold	1,000	January 2018 – December 2018	$50.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	84,000	April 2017 – December 2017	$0.60

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley and Key Bank NA. We believe all of such institutions currently are an acceptable credit risk. As of March 31, 2017, we did not have any past due receivables from such counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at March 31, 2017. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $26.5 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $29.3 million. A hypothetical 10 percent decrease in future oil prices would increase future earnings related to derivatives by $2.4 million. Similarly, a hypothetical 10 percent increase in future oil prices would decrease future earnings related to derivatives by $2.7 million.

Subsequent to March 31, 2017, we entered into the following derivative instruments to mitigate our exposure to natural gas and oil prices:

Description	Volume (MMbtu/d)	Production Period	Weighted Average Price ($/MMbtu)
Natural Gas Swaps:
	30,000	October 2017 – March 2018	$3.46

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. Our board of directors approved an initial capital budget for 2017 of approximately $300 million.  The budget includes approximately $261 million for drilling and completions activities, $33 million for land activities and $6 million for other capital requirements.  In addition to these amounts, we expect to spend approximately $17 million during 2017 related to leases that were signed during 2016.  The 2017 Capital Budget is expected to be substantially funded through internally generated cash flows and the Company’s current cash balance.  The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets.

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

Capitalization

As of March 31, 2017 and December 31, 2016, our total debt, excluding debt discount, and capitalization were as follows (in millions):

	March 31, 2017	December 31, 2016
Senior unsecured notes	$510.5	$510.5
Stockholders' equity	583.8	556.6
Total capitalization	$1,094.3	$1,067.1

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of March 31, 2017 and December 31, 2016, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our condensed consolidated balance sheet at March 31, 2017 reflects accrued interest payable of $9.8 million, compared to $21.1 million as of December 31, 2016.

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

Interest Rates

At March 31, 2017 and December 31, 2016, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bear interest at a fixed cash rate of 8.875% and is due semi-annually from the date of issuance.

In February 2014, we entered into a $500 million senior secured revolving bank credit facility. Borrowings under our revolving credit facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject to semiannual redeterminations. In February 2017, we entered into an amendment to our revolving credit facility that increased the borrowing base under such facility from $125.0 million to $175.0 million and extended the maturity date of such facility from January 2018 to February 2020.  As of March 31, 2017, we had approximately $141.4 million of available borrowing capacity under our revolving credit facility (after giving effect to approximately $33.6 million of outstanding letters of credit).  Our next scheduled borrowing base redetermination is expected to be completed by October 2017.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments which are described above under “—Cash Contractual Obligations.”

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, it does not normally have a significant effect on our business. We expect our costs in fiscal 2017 to continue to be a function of supply and demand.  Further strengthening of commodity prices could stimulate demand for ancillary services causing services costs to increase.  In the near term, the majority of our service costs are expected to remain flat in 2017 due to previously negotiated drilling, stimulation, and rentals contracts.  Along with these contracts, we have secured quality service equipment and tenured personnel to limit our exposure to increasing service costs and improve operational efficacies.

Non-GAAP Financial Measure

“Adjusted EBITDAX” is a non-GAAP financial measure that we define as net income (loss) before interest expense or interest income; income taxes; write-down of abandoned leases; impairments; DD&A; amortization of deferred financing costs; gain (loss) on derivative instruments, net cash receipts (payments) on settled derivative instruments, and premiums (paid) received on options that settled during the period; non-cash compensation expense; gain or loss from sale of interest in gas properties; exploration expenses; and other unusual or infrequent items set forth in the table below. Adjusted EBITDAX, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Adjusted EBITDAX should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. Adjusted EBITDAX provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. Adjusted EBITDAX does not represent funds available for discretionary use because those funds may be required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management team believes Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure:

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
•

is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to covenants under the Credit Agreement governing our revolving credit facility and the indenture governing the senior unsecured notes.

There are significant limitations to using Adjusted EBITDAX as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDAX reported by different companies. The following table represents a reconciliation of our net income (loss) from operations to Adjusted EBITDAX for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$26,847	$(45,534)
Depreciation, depletion and amortization	26,189	15,113
Exploration expense	11,581	15,656
Rig termination and standby	—	2,663
Impairment of proved oil and gas properties	—	17,665
Stock-based compensation	2,081	1,473
Accretion of asset retirement obligations	124	86
(Gain) loss on derivative instruments	(25,097)	(10,550)
Net cash receipts (payments) on settled derivatives	(3,989)	18,378
Interest expense, net	12,462	13,461
(Gain) loss on sale of assets	(5)	(22)
(Gain) loss on early extinguishment of debt	—	(8,664)
Other (income) expense	19	139
Income tax (benefit) expense	—	540
Adjusted EBITDAX	$50,212	$20,404

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

Recent Accounting Pronouncements

The Company’s critical accounting policies are described in Note 3 – Summary of Significant Accounting Policies of the consolidated financial statements for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K. Information related to recent accounting pronouncements is described in Note 3 to our condensed consolidated financial statements and is incorporated herein by reference.

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

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 82% of our December 31, 2016 proved reserves were natural gas.

For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, see “Note 5—Derivative Instruments.”

Interest Rate Risk

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior unsecured notes due 2023 at an issue price of 97.903% of the principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any. At March 31, 2017, the cash interest rate with respect to the senior unsecured notes was fixed at 8.875%, and interest was due semi-annually from the date of issuance.

We will be exposed to interest rate risk in the future if we draw on our revolving credit facility. Interest on outstanding borrowings under our revolving credit facility will accrue based on, at our option, LIBOR or the alternate base rate, in each case, plus an applicable margin that is determined based on our utilization of commitments under our revolving credit facility. As of March 31, 2017, the borrowing base was $175.0 million and we had no outstanding borrowings. After giving effect to our outstanding letters of credit, totaling $33.6 million, we had available borrowing capacity under the revolving credit facility of $141.4 million at March 31, 2017.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production which we market to energy companies, end users and refineries, and joint interest receivables.

We are exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to periodic review. We have not experienced any issues of nonperformance by derivative counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2017, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Information regarding the Company’s legal proceedings is set forth in “Note 11—Commitments and Contingencies,” located in the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 3, 2017, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 6.	Exhibits

See the list of exhibits in the index to exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2017	ECLIPSE RESOURCES CORPORATION (Registrant)

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

10.1

Amended and Restated Executive Employment Agreement, dated as of January 1, 2017, by and between Eclipse Resources Corporation and Oleg Tolmachev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2017).

10.2

Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 24, 2017, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2017).

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