Form 10-Q
period 2017-09-30
Eclipse Resources Corp
filed 2017-11-09
CIK 1600470

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares of the registrant’s common stock outstanding at November 9, 2017: 262,740,355 shares

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

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,795	$201,229
Accounts receivable	40,553	44,423
Assets held for sale	426	468
Other current assets	6,959	4,295
Total current assets	76,733	250,415

PROPERTY AND EQUIPMENT AT COST
Oil and natural gas properties, successful efforts method:
Unproved properties	488,260	526,270
Proved oil and gas properties, net	636,023	414,482
Other property and equipment, net	7,190	6,748
Total property and equipment, net	1,131,473	947,500

OTHER NONCURRENT ASSETS
Other assets	2,040	729
TOTAL ASSETS	$1,210,246	$1,198,644

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$69,914	$44,049
Accrued capital expenditures	19,319	11,083
Accrued liabilities	24,981	55,044
Accrued interest payable	9,973	21,098
Liabilities held for sale	189	245
Total current liabilities	124,376	131,519

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	494,332	492,278
Asset retirement obligations	5,766	4,806
Other liabilities	2,740	13,434
Total liabilities	627,214	642,037
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 262,740,355 and 260,591,893 shares issued and outstanding, respectively	2,637	2,607
Additional paid in capital	1,965,514	1,958,731
Treasury stock, shares at cost; 992,315 and 72,704 shares, respectively	(2,096)	(61)
Accumulated deficit	(1,383,023)	(1,404,670)
Total stockholders' equity	583,032	556,607
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,210,246	$1,198,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Natural gas, oil and natural gas liquids sales	$91,549	$54,351	$277,174	$140,740
Brokered natural gas and marketing revenue	—	128	2,428	10,411
Total revenues	91,549	54,479	279,602	151,151

OPERATING EXPENSES
Lease operating	5,032	2,186	11,943	7,111
Transportation, gathering and compression	30,869	26,888	92,715	78,279
Production and ad valorem taxes	2,427	1,128	6,391	5,894
Brokered natural gas and marketing expense	8	42	2,474	11,604
Depreciation, depletion and amortization	35,588	28,225	86,929	64,287
Exploration	8,937	12,083	29,514	45,183
General and administrative	11,347	8,036	32,209	29,712
Rig termination and standby	—	(112)	—	3,843
Impairment of proved oil and gas properties	—	—	—	17,665
Accretion of asset retirement obligations	143	100	395	275
(Gain) loss on sale of assets	(13)	102	(12)	(944)
Total operating expenses	94,338	78,678	262,558	262,909
OPERATING INCOME (LOSS)	(2,789)	(24,199)	17,044	(111,758)
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(1,889)	10,639	41,385	(8,407)
Interest expense, net	(12,016)	(12,393)	(36,763)	(38,293)
Gain (loss) on early extinguishment of debt	—	—	—	14,489
Other income (expense)	—	4	(19)	(137)
Total other income (expense), net	(13,905)	(1,750)	4,603	(32,348)
INCOME (LOSS) BEFORE INCOME TAXES	(16,694)	(25,949)	21,647	(144,106)
INCOME TAX BENEFIT (EXPENSE)	—	—	—	(540)
NET INCOME (LOSS)	$(16,694)	$(25,949)	$21,647	$(144,646)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.06)	$(0.10)	$0.08	$(0.62)
Diluted	$(0.06)	$(0.10)	$0.08	$(0.62)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	262,586	258,812	262,044	234,933
Diluted	262,586	258,812	264,717	234,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2016	260,591,893	$2,607	$1,958,731	$(61)	$(1,404,670)	$556,607
Stock-based compensation	—	—	6,857	—	—	6,857
Equity issuance costs	—	—	(44)	—	—	(44)
Issuance of restricted stock	153,192	2	(2)	—	—	—
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	1,995,270	28	(28)	(2,035)	—	(2,035)
Net income	—	—	—	—	21,647	21,647
Balances, September 30, 2017	262,740,355	$2,637	$1,965,514	$(2,096)	$(1,383,023)	$583,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,647	$(144,646)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	86,929	64,287
Exploration expense	14,206	28,952
Stock-based compensation	6,857	5,464
Impairment of proved oil and gas properties	—	17,665
Accretion of asset retirement obligations	395	275
(Gain) loss on derivative instruments	(41,385)	8,407
Net cash receipts (payments) on settled derivatives	(5,048)	35,870
(Gain) loss on sale of assets	(12)	(944)
(Gain) loss on early extinguishment of debt	—	(14,489)
Deferred income taxes	—	540
Amortization of deferred financing costs	1,553	1,457
Amortization of debt discount	992	1,033
Changes in operating assets and liabilities:
Accounts receivable	4,357	(1,797)
Other assets	56	(1,902)
Accounts payable and accrued liabilities	(3,344)	(28,659)
Net cash provided by (used in) operating activities	87,203	(28,487)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(254,353)	(92,204)
Capital expenditures for other property and equipment	(1,901)	(852)
Proceeds from sale of assets	551	14,887
Net cash used in investing activities	(255,703)	(78,169)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(1,657)	40
Repayments of long-term debt	(198)	(23,936)
Proceeds from issuance of common stock	—	124,361
Equity issuance costs	(44)	(484)
Employee tax withholding for settlement of equity compensation awards	(2,035)	(61)
Net cash provided by (used in) financing activities	(3,934)	99,920
Net decrease in cash and cash equivalents	(172,434)	(6,736)
Cash and cash equivalents at beginning of period	201,229	184,405
Cash and cash equivalents at end of period	$28,795	$177,669
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$46,638	$48,101
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$565	$923
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$27,125	$26,055

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of September 30, 2017 or December 31, 2016.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees. The Company had $37.8 million and $41.4 million of accrued revenues, net of certain expenses, at September 30, 2017 and December 31, 2016, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	September 30, 2017	December 31, 2016
Oil and natural gas properties:
Unproved	$488,260	$526,270
Proved	1,852,828	1,545,860
Gross oil and natural gas properties	2,341,088	2,072,130
Less accumulated depreciation, depletion and amortization	(1,216,805)	(1,131,378)
Oil and natural gas properties, net	1,124,283	940,752
Other property and equipment	13,333	11,447
Less accumulated depreciation	(6,143)	(4,699)
Other property and equipment, net	7,190	6,748
Property and equipment, net	$1,131,473	$947,500

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $0.9 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively.  The Company capitalized interest expense totaling $1.8 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Other Property and Equipment

Other property and equipment include land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

(d) Revenue Recognition

Oil and natural gas sales revenue is recognized when produced quantities of oil and natural gas are delivered to a custody transfer point such as a pipeline, processing facility or a tank lifting has occurred, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sales is reasonably assured and the sales price is fixed or determinable. Revenues from the sales of natural gas, crude oil and NGLs in which the Company has an interest with other producers are recognized using the sales method on the basis of the Company’s net revenue interest. The Company did not have any material imbalances as of September 30, 2017 or December 31, 2016.

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

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances, by product or service as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Receivables by product or service:
Sale of oil and natural gas and related products and services	$37,845	$41,398
Joint interest owners	2,076	2,850
Derivatives	609	122
Other	23	53
Total	$40,553	$44,423

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s unsettled commodity derivative contracts was a net liability position of ($5.5) million and ($48.1) million at September 30, 2017 and December 31, 2016, respectively. Other than as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are such counterparties required to provide credit support to the Company. As of September 30, 2017 and December 31, 2016, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties totaled approximately $35.1 million and $27.7 million for the three months ended September 30, 2017 and 2016, respectively, and $85.4 million and $62.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation totaled approximately $0.5 million for each of the three months ended September 30, 2017 and 2016 and $1.5 million for each of the nine months ended September 30, 2017 and 2016. This amount is included in DD&A expense in the condensed consolidated statements of operations.

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

The review for impairment of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. As a result of the decline in commodity prices, the Company recognized impairment expenses of approximately $17.7 million for the nine months ended September 30, 2016 relating to proved properties in the Marcellus Shale. There were no impairments of proved properties for the three or nine months ended September 30, 2017 or the three months ended September 30, 2016.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $4.1 million and $9.4 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $12.4 million and $28.1 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in impairment charges during the three and nine months ended September 30, 2017 is the result of a decrease in expected lease expirations due to the increase in the Company’s planned future drilling activity. These costs are included in exploration expense in the condensed consolidated statements of operations.

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

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.  The Company’s valuation models are primarily industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value, (iii) current market and contractual prices for the underlying instruments and (iv) volatility factors, as well as other relevant economic measures.

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

(k) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% for each of the nine months ended September 30, 2017 and 2016.

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

The following table sets forth the changes in the Company’s ARO liability for the nine months ended September 30, 2017 (in thousands):

Nine Months Ended September 30, 2017
Asset retirement obligations, beginning of period	$4,806
Additional liabilities incurred	565
Accretion	395
Asset retirement obligations, end of period	$5,766

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

(p) Recent Accounting Pronouncements

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, “Property, Plant and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles—Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period with early adoption permitted.

The Company expects to adopt this standard effective January 1, 2018 using the modified retrospective method.  As part of the implementation process, the Company has substantially completed the detailed analysis of the impact of the standard on its contracts.  The Company does not expect this standard to have a significant impact on its financial position or results of operations but adopting this guidance will require that revenue recognition policy disclosures include further detail regarding performance obligations as to the nature, amount, timing and estimates of revenue and cash flows generated from the Company’s contracts with customers.  The Company continues to monitor relevant industry guidance regarding implementation of the standard and adjust its implementation strategies as necessary.

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

A reconciliation of the effects of the revision to amounts in the previously reported consolidated financial statements is as follows (in thousands, except per share amounts):

	As of December 31, 2016
	As Reported	Adjustment	As Adjusted
Balance Sheet
Accounts receivable	$43,638	$785	$44,423
Total current assets	249,630	785	250,415
Total assets	1,197,859	785	1,198,644
Accrued liabilities	64,150	(9,106)	55,044
Total current liabilities	140,625	(9,106)	131,519
Total liabilities	651,143	(9,106)	642,037
Accumulated deficit	(1,414,561)	9,891	(1,404,670)
Total stockholders' equity	546,716	9,891	556,607
Total liabilities and stockholders' equity	1,197,859	785	1,198,644

	As of December 31, 2016
	As Reported	Adjustment	As Adjusted
Statement of Stockholders' Equity
Accumulated deficit	$(1,414,561)	$9,891	$(1,404,670)
Total stockholders' equity	546,716	9,891	556,607

	Three Months Ended September 30, 2016
	As Reported	Adjustment	As Adjusted
Statement of Operations and Comprehensive Income (Loss)
Production and ad valorem taxes	$1,980	$(852)	$1,128
Total operating expenses	79,530	(852)	78,678
Operating loss	(25,051)	852	(24,199)
Loss before income taxes	(26,801)	852	(25,949)
Net loss	(26,801)	852	(25,949)
Basic and diluted loss per share	$(0.10)	$(0.00)	$(0.10)

	Nine Months Ended September 30, 2016
	As Reported	Adjustment	As Adjusted
Statement of Operations and Comprehensive Income (Loss)
Production and ad valorem taxes	$1,747	$4,147	$5,894
Total operating expenses	258,762	4,147	262,909
Operating loss	(107,611)	(4,147)	(111,758)
Loss before income taxes	(139,959)	(4,147)	(144,106)
Net loss	(140,499)	(4,147)	(144,646)
Basic and diluted loss per share	$(0.60)	$(0.02)	$(0.62)

	As of September 30, 2016
	As Reported	Adjustment	As Adjusted
Statement of Cash Flows
Net loss	$(140,499)	$(4,147)	$(144,646)
Accounts receivable	(1,261)	(536)	(1,797)
Accounts payable and accrued liabilities	(33,342)	4,683	(28,659)

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

During the nine months ended September 30, 2016, the Company completed the sale of its Conventional oil and gas properties and related equipment for approximately $4.7 million. As a result of this sale, the Company recognized a gain of approximately $1.0 million.

During the nine months ended September 30, 2016, the Company received $3.9 million from the sale of mineral interests related primarily to unproved properties to a third party.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

During the nine months ended September 30, 2016, the Company received $4.8 million from the sale of unproved leases to a third party. No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

During the nine months ended September 30, 2017, the Company received approximately $0.5 million from a completed asset sale with a third party totaling approximately 100 acres.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

Note 5—Derivative Instruments

Commodity Derivatives

The Company is exposed to market risk from changes in energy commodity prices within its operations. The Company utilizes derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of natural gas and oil. The Company currently uses a mix of over-the-counter fixed price swaps, basis swaps and put options spreads and collars to manage its exposure to commodity price fluctuations. All of the Company’s derivative instruments are used for risk management purposes and none are held for trading or speculative purposes.

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of September 30, 2017, the Company’s derivative instruments were with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley, Capital One N.A., BP Energy Company and KeyBank N.A. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of September 30, 2017, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	10,000	October 2017 – December 2017	$2.98
	10,000	October 2017 – December 2017	$3.21
	30,000	October 2017 – March 2018	$3.46
Natural Gas Three-way Collars:
Floor purchase price (put)	160,000	October 2017 – December 2017	$2.83
Ceiling sold price (call)	160,000	October 2017 – December 2017	$3.37
Floor sold price (put)	160,000	October 2017 – December 2017	$2.31
Floor purchase price (put)	30,000	October 2017 – March 2019	$3.00
Ceiling sold price (call)	30,000	October 2017 – March 2019	$3.40
Floor sold price (put)	20,000	October 2017 – March 2019	$2.40
Floor sold price (put)	10,000	October 2017 – March 2019	$2.20
Floor purchase price (put)	40,000	October 2017 – December 2018	$2.90
Ceiling sold price (call)	40,000	October 2017 – December 2018	$3.38
Floor sold price (put)	40,000	October 2017 – December 2018	$2.30
Floor purchase price (put)	60,000	January 2018 – March 2018	$2.90
Ceiling sold price (call)	60,000	January 2018 – March 2018	$3.75
Floor sold price (put)	60,000	January 2018 – March 2018	$2.40
Floor purchase price (put)	60,000	April 2018 – December 2018	$2.90
Ceiling sold price (call)	60,000	April 2018 – December 2018	$3.25
Floor sold price (put)	60,000	April 2018 – December 2018	$2.40
Floor purchase price (put)	60,000	January 2018 – December 2018	$2.80
Ceiling sold price (call)	60,000	January 2018 – December 2018	$3.35
Floor sold price (put)	60,000	January 2018 – December 2018	$2.33
Natural Gas Call/Put Options:
Call sold	40,000	January 2018 – December 2018	$3.75
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
TCO - Columbia	20,000	October 2017 – December 2017	$(0.19)
Appalachia - Dominion	80,000	October 2017 – November 2017	$(1.02)
Appalachia - Dominion	50,000	December 2017	$(0.56)
Appalachia - Dominion	50,000	January 2018 – March 2018	$(0.43)
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Three-way Collars:
Floor purchase price (put)	2,000	October 2017 – December 2017	$46.00
Ceiling sold price (call)	2,000	October 2017 – December 2017	$60.00
Floor sold price (put)	2,000	October 2017 – December 2017	$38.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	84,000	October 2017 – December 2017	$0.60

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

As of September 30, 2017	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$6,358	$(3,638)	$2,720	Other current assets
Commodity derivatives - noncurrent	976	(831)	145	Other assets
Total assets	$7,334	$(4,469)	$2,865

Liabilities
Commodity derivatives - current	$(9,844)	$3,638	$(6,206)	Accrued liabilities
Commodity derivatives - noncurrent	(3,006)	831	(2,175)	Other liabilities
Total liabilities	$(12,850)	$4,469	$(8,381)

As of December 31, 2016	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$50	$(50)	$—
Commodity derivatives - noncurrent	—	—	—
Total assets	$50	$(50)	$—

Liabilities
Commodity derivatives - current	$(35,459)	$50	$(35,409)	Accrued liabilities
Commodity derivatives - noncurrent	(12,673)	—	(12,673)	Other liabilities
Total liabilities	$(48,132)	$50	$(48,082)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Commodity derivatives	Gain (loss) on derivative instruments	$(1,889)	$10,639	$41,385	$(8,407)

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

	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2017: (in thousands)
Commodity derivative instruments	$—	$(5,516)	$—	$(5,516)
Total	$—	$(5,516)	$—	$(5,516)
As of December 31, 2016: (in thousands)
Commodity derivative instruments	$—	$(48,082)	$—	$(48,082)
Total	$—	$(48,082)	$—	$(48,082)

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

During the three and nine months ended September 30, 2017, the Company amortized $0.8 million and $2.5 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.  The Company amortized $0.7 million and $2.5 million of deferred financing costs and debt discount to interest expense using the effective interest method for the three and nine months ended September 30, 2016, respectively.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at September 30, 2017.

During the nine months ended September 30, 2016, the Company repurchased $39.5 million of the outstanding senior unsecured notes in open market purchases for $23.4 million. The principal of the outstanding senior unsecured notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs were charged to gain on early extinguishment of debt, totaling $14.5 million for the nine months ended September 30, 2016.  The Company repurchased all such senior unsecured notes with cash on hand.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes at September 30, 2017 was $519.4 million.

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

On February 24, 2016, the Company amended the Credit Amendment governing its revolving credit facility to, among other things, adjust the quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to permit the sale of certain conventional properties. The amendment to the Credit Agreement governing the revolving credit facility increased the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and required the Company to, within 60 days of the effectiveness of the amendment, execute and deliver additional mortgages on the Company’s oil and gas properties that include at least 90% of its proved reserves.

On February 24, 2017, the Company entered into an additional amendment that increased the borrowing base from $125 million to $175 million, while extending the maturity of the revolving credit facility to February 2020.  In addition, the amendment modified the minimum interest coverage ratio covenant to a net leverage covenant of Net Debt to EBITDAX.  On August 1, 2017, the Company entered into an additional amendment that increased the borrowing base from $175 million to $225 million.  The Company’s next scheduled borrowing base redetermination is expected to be completed by April 2018.

At September 30, 2017, the borrowing base was $225 million and the Company had no outstanding borrowings under the revolving credit facility. After giving effect to outstanding letters of credit issued by the Company totaling $33.6 million, the Company had available borrowing capacity under the revolving credit facility of $191.4 million at September 30, 2017.  Subsequent to September 30, 2017, the Company borrowed $15 million under its revolving credit facility, which reduced the Company’s available borrowing capacity to $176.4 million.

The revolving credit facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of September 30, 2017. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.5% of the unused facility based on utilization.

Note 8—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense related to matching contributions, classified under general and administrative, of $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 9—Stock-Based Compensation

The Company is authorized to grant up to 25,000,000 shares of common stock under its 2014 Long-Term Incentive Plan (as amended, the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 10,364,375 shares were available for future grants under the Plan as of September 30, 2017.

Our stock-based compensation expense was as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock units	$1,351	$1,012	$3,943	$3,254
Performance units	987	651	2,627	1,708
Restricted stock issued to directors	90	101	287	454
Incentive units	—	—	—	48
Total expense	$2,428	$1,764	$6,857	$5,464

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of September 30, 2017, there was $7.2 million of total unrecognized compensation cost related to outstanding restricted stock units. The weighted average period for the shares to vest is approximately 1 year. A summary of restricted stock unit awards activity during the nine months ended September 30, 2017 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2016	4,343,582	$2.14	$11,597
Granted	2,692,797	2.12
Vested	(2,914,881)	1.65
Forfeited	(64,144)	2.46
Total awarded and unvested, September 30, 2017	4,057,354	$2.48	$10,143

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of September 30, 2017, there was $6.0 million of total unrecognized compensation cost related to outstanding performance units. The weighted average period for the shares to vest is approximately 2 years. A summary of performance stock unit awards activity during the nine months ended September 30, 2017 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2016	1,928,002	$3.31	$5,148
Granted	2,564,523	1.94
Vested	—	—
Forfeited	(78,130)	2.75
Total awarded and unvested, September 30, 2017	4,414,395	$2.52	$10,646

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

On May 18, 2016, the Company issued an aggregate of 149,448 restricted shares of common stock to its three non-employee  members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which became fully vested on May 18, 2017.  For the three and nine months ended September 30, 2016, the Company recognized expense of approximately $0.2 million related to these awards.  For the nine months ended September 30, 2017, the Company recognized expense of approximately $0.2 million related to these awards.

On May 17, 2017, the Company issued an aggregate of 153,192 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which are scheduled to fully vest on May 17, 2018.  For the three and nine months ended September 30, 2017, the Company recognized expense of approximately $0.1 million and $0.3 million, respectively, related to these awards.  As of September 30, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to outstanding restricted stock issued to the Company’s directors.

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

Note 11—Earnings (Loss) Per Share

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with any stock awards that have been granted to directors and employees. In accordance with FASB ASC Topic 260, awards of non-vested shares shall be considered to be outstanding as of the grant date for purposes of computing diluted EPS even though their exercise is contingent upon vesting. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is antidilutive.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,
(in thousands, except per share data)	2017			2016
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic:
Net income (loss), shares, basic	$(16,694)	262,586	$(0.06)	$(25,949)	258,812	$(0.10)
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	—		—	—
Diluted:
Net income (loss), shares, diluted	$(16,694)	262,586	$(0.06)	$(25,949)	258,812	$(0.10)

	Nine Months Ended September 30,
(in thousands, except per share data)	2017			2016
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic:
Net income (loss), shares, basic	$21,647	262,044	$0.08	$(144,646)	234,933	$(0.62)
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	2,673		—	—
Diluted:
Net income (loss), shares, diluted	$21,647	264,717	$0.08	$(144,646)	234,933	$(0.62)

Note 12—Related Party Transactions

During the three and nine months ended September 30, 2017, the Company incurred approximately $0.2 million and $0.4 million, respectively, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer.  The Company incurred approximately $0.1 million and $0.4 million related to such services during the three and nine months ended September 30, 2016, respectively.  The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

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

The Company leases office space under an operating lease that expires in 2024. The Company recognized rent expense of $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 14—Income Tax

For the year ending December 31, 2017, the Company’s annual estimated effective tax rate is forecasted to be 0%, exclusive of discrete items. The Company recorded no income tax expense for the period due to a reduction of previously recorded valuation allowance in the amount of $7.5 million, which is net of a discrete item in the amount of $0.6 million related to an income tax for a share based compensation windfall settled in the first quarter of 2017.

The Company is forecasting positive pretax income for the year and as a result plans on reducing its valuation allowance to the extent the Company records pretax income cumulatively year to date in the quarter.  At this time, the Company does not believe that the weight of evidence allows the release of its valuation allowance (due to a preponderance of negative evidence as to future realizability) and accordingly reflect a current deferred tax benefit of zero.  The Company continues to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly.  No current federal income taxes are anticipated to be paid in the next twelve months. For the nine months ended September 30, 2017, the Company’s overall effective tax rate on operations was different than the federal statutory rate of 35% due primarily to valuation allowances and other permanent differences.

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

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of September 30, 2017, we had assembled an acreage position approximating 206,000 net acres in Eastern Ohio, which excludes any acreage currently pending title.

Approximately 99,000 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 15,000 of these net acres are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as our Marcellus Area. We are the operator of approximately 92% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of September 30, 2017, we, or our operating partners, had commenced drilling 227 gross wells within the Utica Core Area and our Marcellus Area, of which 5 gross were top holed, 2 gross were drilling, 15 gross were awaiting completion or were in the process of being completed, 3 gross were awaiting midstream, and 202 gross had been turned to sales.

As of September 30, 2017, we were operating 2 horizontal rigs in the Utica Core Area. We had average daily production for the three months ended September 30, 2017 of approximately 352.8 MMcfe comprised of approximately 82% natural gas, 13% NGLs and 5% oil.

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

Overview of Results for the Three and Nine Months Ended September 30, 2017

During the three months ended September 30, 2017, we achieved the following financial and operating results:

•	our average daily net production for the three months ended September 30, 2017 was 352.8 MMcfe per day representing an increase of 59% over the comparable period of the prior year;
•

commenced drilling 10 gross (9.7 net) operated Utica and Marcellus Shale wells, commenced completions of 6 gross (6.0 net) operated Utica Shale wells and turned-to-sales 2 gross (2.0 net) operated Utica Shale wells;

•	recognized net loss of ($16.7) million for the three months ended September 30, 2017 compared to a net loss of ($25.9) million for the three months ended September 30, 2016; and
•

realized Adjusted EBITDAX of $45.9 million for the three months ended September 30, 2017 compared to $22.6 million for three months ended September 30, 2016. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

During the nine months ended September 30, 2017, we achieved the following financial and operating results:

•	increased our average daily net production for the nine months ended September 30, 2017 by 41% over the comparable period of the prior year, to 310.4 MMcfe per day;
•	completed the drilling of two of our 19,500 foot extended reach lateral wells in less than 17 days to total depth;
•

commenced drilling 23 gross (22.5 net) operated Utica and Marcellus Shale wells, commenced completions of 19 gross (18.8 net) operated Utica Shale wells and turned-to-sales 16 gross (15.7 net) operated Utica Shale wells;

•	recognized net income of $21.6 million for the nine months ended September 30, 2017 compared to a net loss of ($144.6) million for the nine months ended September 30, 2016; and
•

realized Adjusted EBITDAX of $135.7 million for the nine months ended September 30, 2017 compared to $59.9 million for the nine months ended September 30, 2016. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average, high, low and average monthly settled NYMEX Henry Hub prices for natural gas and NYMEX WTI prices for oil for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NYMEX Henry Hub High ($/MMBtu)	$3.18	$3.19	$3.71	$3.19
NYMEX Henry Hub Low ($/MMBtu)	2.76	2.67	2.44	1.49
Average Daily NYMEX Henry Hub ($/MMBtu)	2.95	2.88	3.01	2.37
Average Monthly NYMEX Settled Henry Hub ($/MMBtu)	3.00	2.81	3.17	2.29

NYMEX WTI High ($/Bbl)	$52.14	$49.02	$54.48	$51.23
NYMEX WTI Low ($/Bbl)	44.25	39.50	42.48	26.19
Average NYMEX WTI ($/Bbl)	48.18	44.89	49.30	42.25

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

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the twelve months in the period ended September 30, 2017 and held all other factors constant, then our estimated net proved reserves at December 31, 2016 would have increased by approximately 152% from our previously reported estimated net proved reserves at such time, including a 15% addition of proved developed reserves and a 389% addition of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC price of $3.00 per MMBtu for natural gas and $49.81 per Bbl for NGLs and oil. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2016. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at September 30, 2017, cash flows from operations, borrowings under our revolving credit facility, proceeds from asset sales, proceeds from the potential drilling joint venture, and proceeds from additional debt and/or equity offerings.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
Revenues (in thousands)
Natural gas sales	$65,970	$35,006	$30,964
NGL sales	13,741	7,048	6,693
Oil sales	11,838	12,297	(459)
Brokered natural gas and marketing revenue	—	128	(128)
Total revenues	$91,549	$54,479	$37,070

Our production grew by approximately 12.1 Bcfe for the three months ended September 30, 2017 over the same period in 2016 due to new wells that we placed into production. Our production for the three months ended September 30, 2017 and 2016 is set forth in the following table:

	Three Months Ended September 30,
	2017	2016	Change
Production:
Natural gas (MMcf)	26,716.4	15,372.2	11,344.2
NGL sales (Mbbls)	675.6	525.5	150.1
Oil sales (Mbbls)	281.3	310.0	(28.7)
Total (MMcfe)	32,457.8	20,385.2	12,072.6

Average daily production volume:
Natural gas (Mcf/d)	290,396	167,089	123,307
NGL sales (Bbls/d)	7,343	5,712	1,631
Oil sales (Bbls/d)	3,058	3,370	(312)
Total (Mcfe/d)	352,802	221,575	131,227

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the three months ended September 30, 2017 was $2.59 per Mcfe compared to $2.51 per Mcfe during the three months ended September 30, 2016. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended September 30, 2017 and 2016 are shown below:

	Three Months Ended September 30,
	2017	2016	Change
Average Sales Price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.47	$2.28	$0.19
NGLs ($/Bbl)	20.34	13.41	6.93
Oil ($/Bbl)	42.08	39.67	2.41
Total average prices ($/Mcfe)	2.82	2.67	0.15

Average Sales Price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.55	$2.50	$0.05
NGLs ($/Bbl)	19.52	13.21	6.31
Oil ($/Bbl)	42.42	43.60	(1.18)
Total average prices ($/Mcfe)	2.87	2.89	(0.02)

Average Sales Price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.13	$1.77	$0.36
NGLs ($/Bbl)	20.34	13.41	6.93
Oil ($/Bbl)	42.08	39.67	2.41
Total average prices ($/Mcfe)	2.54	2.28	0.26

Average Sales Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.20	$2.00	$0.20
NGLs ($/Bbl)	19.52	13.21	6.31
Oil ($/Bbl)	42.42	43.60	(1.18)
Total average prices ($/Mcfe)	2.59	2.51	0.08

Brokered natural gas and marketing revenue was $0.1 million for the three months ended September 30, 2016.  There was no Brokered natural gas and marketing revenue for the three months ended September 30, 2017.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease from the prior year period to the current year period was due to increased utilization of our firm transportation capacity for operated production during the three months ended September 30, 2017, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
Operating Expenses (in thousands):
Lease operating	$5,032	$2,186	$2,846
Transportation, gathering and compression	30,869	26,888	3,981
Production and ad valorem taxes	2,427	1,128	1,299
Depreciation, depletion and amortization	35,588	28,225	7,363
General and administrative	11,347	8,036	3,311
Operating Expenses per Mcfe:
Lease operating	$0.16	$0.11	$0.05
Transportation, gathering and compression	0.95	1.32	(0.37)
Production and ad valorem taxes	0.07	0.06	0.01
Depreciation, depletion and amortization	1.10	1.38	(0.28)
General and administrative	0.35	0.39	(0.04)

Lease operating expense was $5.0 million in the three months ended September 30, 2017 compared to $2.2 million in the three months ended September 30, 2016.  Lease operating expense per Mcfe was $0.16 in the three months ended September 30, 2017 compared to $0.11 in the three months ended September 30, 2016.  The increase of $2.8 million and $0.05 per Mcfe is attributable to an increase in the number of producing wells and salt water disposal expenses during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $30.9 million during the three months ended September 30, 2017 compared to $26.9 million in the three months ended September 30, 2016.  Transportation, gathering and compression expense per Mcfe was $0.95 in the three months ended September 30, 2017 compared to $1.32 in the three months ended September 30, 2016.  The following table details our transportation, gathering and compression expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$12,949	$9,323	$3,626
Processing and fractionation	7,799	7,603	196
Liquids transportation and stabilization	1,005	2,123	(1,118)
Marketing	6	6	—
Firm transportation	9,110	7,833	1,277
	$30,869	$26,888	$3,981
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.40	$0.47	$(0.07)
Processing and fractionation	0.24	0.37	(0.13)
Liquids transportation and stabilization	0.03	0.10	(0.07)
Marketing	—	—	—
Firm transportation	0.28	0.38	(0.10)
	$0.95	$1.32	$(0.37)

The increase of $4.0 million to expenses in the three months ended September 30, 2017 was due to our production growth and increased firm transportation expenses, which increased primarily due to additional capacity that came online during the fourth quarter of 2016.  The decrease of $0.37 per Mcfe was primarily related to increased production associated with natural gas, lower contractual rates, and increased utilization of firm transportation capacity.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $2.4 million in the three months ended September 30, 2017 compared to $1.1 million in the three months ended September 30, 2016. Production and ad valorem taxes per Mcfe was $0.07 in the three months ended September 30, 2017 compared to $0.06 in the three months ended September 30, 2016.  The increase in production and ad valorem taxes is due to increased production for the three months ended September 30, 2017.  The $0.01 increase on a per unit basis is due to the change in commodity mix.

Depreciation, depletion and amortization was approximately $35.6 million in the three months ended September 30, 2017 compared to $28.2 million in the three months ended September 30, 2016. The increase in the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 is due to the increase in production for the three months ended September 30, 2017.  On a per Mcfe basis, DD&A decreased to $1.10 in the three months ended September 30, 2017 from $1.38 in the three months ended September 30, 2016, which was predominantly driven by the lower depletion rate resulting from our increased reserves for the three months ended September 30, 2017.

General and administrative expense was $11.3 million for the three months ended September 30, 2017 compared to $8.0 million for the three months ended September 30, 2016.  General and administrative expense per Mcfe was $0.35 in the three months ended September 30, 2017 compared to $0.39 in the three months ended September 30, 2016.  The increase of $3.3 million during the three months ended September 30, 2017 when compared to three months ended September 30, 2016 was primarily due to higher salaries and benefits associated with increased headcount.  The decrease of $0.04 per Mcfe is due to fixed costs being spread across higher production as of September 30, 2017 as compared to September 30, 2016.  General and administrative expense includes $2.4 million and $1.8 million of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$8	$42	$(34)
Exploration	8,937	12,083	(3,146)
Rig termination and standby	—	(112)	112
Accretion of asset retirement obligations	143	100	43
(Gain) loss on sale of assets	(13)	102	(115)

Brokered natural gas and marketing expense was less than $0.1 million for each of the three months ended September 30, 2017 and 2016.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease from the prior year period to the current year period was due to increased utilization of our firm transportation capacity for operated production during the three months ended September 30, 2017, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $8.9 million for the three months ended September 30, 2017 compared to $12.1 million for the three months ended September 30, 2016. The following table details our exploration-related expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
Exploration Expenses (in thousands):
Geological and geophysical	$200	$112	$88
Delay rentals	3,723	2,286	1,437
Impairment of unproved properties	4,125	9,360	(5,235)
Dry hole and other	889	325	564
	$8,937	$12,083	$(3,146)

Delay rentals were $3.7 million for the three months ended September 30, 2017 compared to $2.3 million for the three months ended September 30, 2016.  The increase in delay rental expenses relates to converting future lump-sum extension payments into annual delay rentals.

Impairment of unproved properties was $4.1 million for the three months ended September 30, 2017 compared to $9.4 million for the three months ended September 30, 2016. The decrease in impairment charges during the three months ended September 30, 2017 is the result of a decrease in expected lease expirations due to the increase in our planned future drilling activity.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Accretion of asset retirement obligations was $0.1 million for the three months ended September 30, 2017 compared to $0.1 million for three months ended September 30, 2016. The accretion expense primarily relates to the asset retirement obligations associated with the number of producing wells.

Other Income (Expense)

Gain (loss) on derivative instruments was ($1.9) million for the three months ended September 30, 2017 compared to $10.6 million for the three months ended September 30, 2016, driven by changes in commodity prices during each year. Cash receipts were approximately $1.5 million and $4.6 million for derivative instruments that settled during the three months ended September 30, 2017 and September 30, 2016, respectively.

Interest expense, net was $12.0 million for the three months ended September 30, 2017 compared to $12.4 million for three months ended September 30, 2016.  Interest expense primarily relates to our senior unsecured notes and was relatively consistent during such periods.

Income tax benefit (expense) was not recognized for the three months ended September 30, 2017 and 2016 due to the Company reducing the valuation allowance to the extent of the tax effect of recorded pre-tax income and recording valuation allowance due to recurring pre-tax losses, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Revenues (in thousands)
Natural gas sales	$187,280	$86,935	$100,345
NGL sales	41,954	22,901	19,053
Oil sales	47,940	30,904	17,036
Brokered natural gas and marketing revenue	2,428	10,411	(7,983)
Total revenues	$279,602	$151,151	$128,451

Our production grew by approximately 24.6 Bcfe for the nine months ended September 30, 2017 over the same period in 2016 as we placed new wells into production. Our production for the nine months ended September 30, 2017 and 2016 is set forth in the following table:

	Nine Months Ended September 30,
	2017	2016	Change
Production:
Natural gas (MMcf)	66,225.8	44,358.0	21,867.8
NGL sales (Mbbls)	2,002.7	1,725.1	277.6
Oil sales (Mbbls)	1,083.2	910.4	172.8
Total (MMcfe)	84,741.2	60,171.0	24,570.2

Average daily production volume:
Natural gas (Mcf/d)	242,585	161,891	80,694
NGL sales (Bbls/d)	7,336	6,296	1,040
Oil sales (Bbls/d)	3,968	3,323	645
Total (Mcfe/d)	310,409	219,605	90,804

During the nine months ended September 30, 2016, the Company was affected by revisions of prior estimates related to one of its non-operated partners that increased total net production by approximately 2.2 Bcfe, or 8 MMcfe per day, for such period.

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the nine months ended September 30, 2017 was $2.87 per Mcfe compared to $2.59 per Mcfe during the nine months ended September 30, 2016. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the nine months ended September 30, 2017 and 2016 are shown below:

	Nine Months Ended September 30,
	2017	2016	Change
Average Sales Price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.83	$1.96	$0.87
NGLs ($/Bbl)	20.95	13.28	7.67
Oil ($/Bbl)	44.26	33.95	10.31
Total average prices ($/Mcfe)	3.27	2.34	0.93

Average Sales Price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.78	$2.57	$0.21
NGLs ($/Bbl)	19.99	13.36	6.63
Oil ($/Bbl)	44.41	43.56	0.85
Total average prices ($/Mcfe)	3.21	2.94	0.27

Average Sales Price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.39	$1.49	$0.90
NGLs ($/Bbl)	20.95	13.28	7.67
Oil ($/Bbl)	44.26	33.95	10.31
Total average prices ($/Mcfe)	2.93	1.99	0.94

Average Sales Price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.34	$2.10	$0.24
NGLs ($/Bbl)	19.99	13.36	6.63
Oil ($/Bbl)	44.41	43.56	0.85
Total average prices ($/Mcfe)	2.87	2.59	0.28

During the nine months ended September 30, 2016, the Company was affected by revisions of prior estimates related to one of its non-operated partners that decreased natural gas realized prices by approximately $0.09 per Mcf and increased NGL prices by $0.24 per Bbl for such period.

Brokered natural gas and marketing revenue was $2.4 million and $10.4 million for the nine months ended September 30, 2017 and 2016, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease from the prior year period to the current year period was due to increased utilization of our firm transportation capacity for operated production during the nine months ended September 30, 2017, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Operating Expenses (in thousands)
Lease operating	$11,943	$7,111	$4,832
Transportation, gathering and compression	92,715	78,279	14,436
Production and ad valorem taxes	6,391	5,894	497
Depreciation, depletion and amortization	86,929	64,287	22,642
General and administrative	32,209	29,712	2,497
Operating Expenses per Mcfe:
Lease operating	$0.14	$0.12	$0.02
Transportation, gathering and compression	1.10	1.30	(0.20)
Production and ad valorem taxes	0.08	0.10	(0.02)
Depreciation, depletion and amortization	1.03	1.07	(0.04)
General and administrative	0.38	0.49	(0.11)

Lease operating expense was $11.9 million in the nine months ended September 30, 2017 compared to $7.1 million in the nine months ended September 30, 2016. Lease operating expense per Mcfe was $0.14 in the nine months ended September 30, 2017 compared to $0.12 in the nine months ended September 30, 2016.  The increase of $4.8 million and $0.02 per Mcfe is attributable to an increase in the number of producing wells, salt water disposal expenses, and increased workover expenses during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $92.7 million during the nine months ended September 30, 2017 compared to $78.3 million in the nine months ended September 30, 2016.  Transportation, gathering and compression expense per Mcfe was $1.10 in the nine months ended September 30, 2017 compared to $1.30 in the nine months ended September 30, 2016.  The following table details our transportation, gathering and compression expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$34,860	$28,633	$6,227
Processing and fractionation	23,560	23,469	91
Liquids transportation and stabilization	5,011	5,461	(450)
Marketing	25	3	22
Firm transportation	29,259	20,713	8,546
	$92,715	$78,279	$14,436
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.41	$0.48	$(0.07)
Processing and fractionation	0.28	0.39	(0.11)
Liquids transportation and stabilization	0.06	0.09	(0.03)
Marketing	—	0.00	—
Firm transportation	0.35	0.34	0.01
	$1.10	$1.30	$(0.20)

The increase of $14.4 million in the nine months ended September 30, 2017 was due to our production growth and increased firm transportation expenses, which increased primarily due to additional capacity that came online during the fourth quarter of 2016.  The decrease of $0.20 on a per unit basis was primarily related to our increased production associated with natural gas and lower contractual rates.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $6.4 million in the nine months ended September 30, 2017 compared to $5.9 million in the nine months ended September 30, 2016. Production and ad valorem taxes per Mcfe was $0.08 in the nine months ended September 30, 2017 compared to $0.10 in the nine months ended September 30, 2016.  The increase in production and ad valorem taxes in total is related to increased well count.  The decrease in production and ad valorem taxes on a per unit basis is due to the lower taxable value rate for the nine months ended September 30, 2017.

Depreciation, depletion and amortization was approximately $86.9 million in the nine months ended September 30, 2017 compared to $64.3 million in the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 is due to the increase in production and proved property costs during the nine months ended September 30, 2017. On a per Mcfe basis, DD&A decreased to $1.03 in the nine months ended September 30, 2017 from $1.07 in the nine months ended September 30, 2016, which was predominantly driven by the lower depletion rate resulting from our increased reserves during the nine months ended September 30, 2017.

General and administrative expense was $32.2 million for the nine months ended September 30, 2017 compared to $29.7 million for the nine months ended September 30, 2016.  General and administrative expense per Mcfe was $0.38 in the nine months ended September 30, 2017 compared to $0.49 in the nine months ended September 30, 2016.  The increase of $2.5 million and decrease of $0.11 per Mcfe during the nine months ended September 30, 2017 when compared to nine months ended September 30, 2016 was due higher salaries and benefits associated with increased headcount and fixed costs spread across increased production as of September 30, 2017 as compared to September 30, 2016, respectively.  General and administrative expense includes $6.9 million and $5.5 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Other Operating Expenses (in thousands):
Brokered natural gas and marketing expense	$2,474	$11,604	$(9,130)
Exploration	29,514	45,183	(15,669)
Rig termination and standby	—	3,843	(3,843)
Impairment of proved oil and natural gas properties	—	17,665	(17,665)
Accretion of asset retirement obligations	395	275	120
(Gain) loss on sale of assets	(12)	(944)	932

Brokered natural gas and marketing expense was $2.5 million for the nine months ended September 30, 2017 compared to $11.6 million for the nine months ended September 30, 2016.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease from the prior year period to the current year period was due to increased utilization of our firm transport capacity for operated production during the nine months ended September 30, 2017, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $29.5 million for the nine months ended September 30, 2017 compared to $45.2 million for the nine months ended September 30, 2016. The following table details our exploration-related expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Exploration Expenses (in thousands):
Geological and geophysical	$979	$528	$451
Delay rentals	14,329	15,703	(1,374)
Impairment of unproved properties	12,375	28,080	(15,705)
Dry hole and other	1,831	872	959
	$29,514	$45,183	$(15,669)

Delay rentals were $14.3 million for the nine months ended September 30, 2017 compared to $15.7 million for the nine months ended September 30, 2016.  The decrease in delay rental expenses relates to the reduction of converting future lump-sum extension payments into annual delay rentals and increased drilling activity during the current year period.

Impairment of unproved properties was $12.4 million for the nine months ended September 30, 2017 compared to $28.1 million for the nine months ended September 30, 2016. The decrease in impairment charges during the nine months ended September 30, 2017 is the result of a decrease in expected lease expirations due to the increase in our planned future drilling activity. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense for the nine months ended September 30, 2016 were $3.8 million related primarily to standby costs that we incurred from temporarily suspending our drilling operations for a portion of such period.  There were no rig termination and standby expenses for the nine months ended September 30, 2017.

Impairment of proved oil and gas properties was $17.7 million for the nine months ended September 30, 2016.  There was no impairment of proved oil and gas properties recognized for the nine months ended September 30, 2017.

Accretion of asset retirement obligations was $0.4 million for the nine months ended September 30, 2017 compared to $0.3 million for nine months ended September 30, 2016. The accretion expense primarily relates to the asset retirement obligations associated with the number of producing wells.

Other Income (Expense)

Gain (loss) on derivative instruments was $41.4 million for the nine months ended September 30, 2017 compared to ($8.4) million for the nine months ended September 30, 2016, driven by changes in commodity prices during each year. Cash payments were approximately $5.0 million and cash receipts were approximately $35.9 million for derivative instruments that settled during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Interest expense, net was $36.8 million for the nine months ended September 30, 2017 compared to $38.3 million for nine months ended September 30, 2016. The decrease in interest expense was primarily due to the early extinguishment of debt during the nine months ended September 30, 2016.

Gain on early extinguishment of debt was $14.5 million for the nine months ended September 30, 2016 resulting from the repurchase of $39.5 million of our outstanding senior unsecured notes on the open market for $23.4 million during such period. The outstanding senior unsecured notes principal repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $1.6 million were charged to gain on early extinguishment of debt.  No gain or loss on early extinguishment of debt was recognized for the nine months ended September 30, 2017.

Income tax benefit (expense) was ($0.5) million for the nine months ended September 30, 2016 related to the write-off of certain state deferred tax assets.  No income tax expense was recorded for the nine months ended September 30, 2017 due to the Company reducing the valuation allowance to the extent of the tax effect of recorded pre-tax income.

Cash Flows, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices. Our cash flows from operations also are impacted by changes in working capital. Short-term liquidity needs are satisfied by our operating cash flow, proceeds from asset sales, borrowings under our revolving credit facility, proceeds from the potential drilling joint venture, and proceeds from issuances of debt and equity securities.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Net cash provided by (used in) operations in the nine months ended September 30, 2017 was $87.2 million compared to ($28.5) million in the nine months ended September 30, 2016. The increase in cash provided from operating activities reflects the increase in our production and commodity prices during the year-over-year comparative periods, working capital changes, and the timing of cash receipts and disbursements.

Net cash used in investing activities in the nine months ended September 30, 2017 was $255.7 million compared to $78.2 million in the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we:

•	spent $254.4 million on capital expenditures for oil and natural gas properties;
•	spent $1.9 million on property and equipment; and
•	received $0.6 million of proceeds relating to the sale of assets.

During the nine months ended September 30, 2016, we:

•	spent $92.2 million on capital expenditures for oil and gas properties;
•	spent $0.9 million on property and equipment; and
•	received $14.9 million of proceeds relating to the sale of assets.

Net cash provided by (used in) financing activities in the nine months ended September 30, 2017 was ($3.9) million compared to $99.9 million in the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we:

•

paid $1.6 million in financing costs associated with an amendment to the Credit Agreement governing our revolving credit facility that, among other things, increased our borrowing base under such revolving credit facility; and

•	paid $2.0 million to repurchase stock in relation to tax withholding for settlement of equity compensation awards.

During the nine months ended September 30, 2016, we:

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

As of September 30, 2017, we were in compliance with all of our debt covenants under the credit agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at September 30, 2017 and December 31, 2016, excluding discount, totaled $510.5 million. (See Note 7—Debt).

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

During the nine months ended September 30, 2016, the Company repurchased $39.5 million of the outstanding senior unsecured notes in open market purchases for $23.4 million. The outstanding principal of the senior unsecured notes that were repurchased less cash proceeds and unamortized debt discount and deferred financing costs of $1.6 million were charged to gain on early extinguishment of debt, totaling $14.5 million.

The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of our restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. We were in compliance with all applicable covenants in the indenture at September 30, 2017.

We have also entered into a $500 million revolving credit facility, which is governed by a Credit Agreement that includes customary affirmative and negative covenants. In February 2017, we entered into an amendment to the Credit Agreement governing our revolving credit facility that increased the borrowing base under such facility from $125 million to $175 million and extended the maturity date from January 2018 to February 2020.  In August 2017, we entered into an additional amendment that increased the borrowing base from $175 million to $225 million.  As of September 30, 2017, the borrowing base was $225 million and we had no outstanding borrowings under our revolving credit facility.  After giving effect to our outstanding letters of credit, totaling $33.6 million, we had available borrowing capacity under our revolving credit facility of $191.4 million.  Subsequent to September 30, 2017, we borrowed $15 million under our revolving credit facility, which reduced the available borrowing capacity to $176.4 million.  Our next scheduled borrowing base redetermination is expected to be completed by April 2018.  We were in compliance with all applicable covenants in the Credit Agreement at September 30, 2017.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of September 30, 2017, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	10,000	October 2017 – December 2017	$2.98
	10,000	October 2017 – December 2017	$3.21
	30,000	October 2017 – March 2018	$3.46
Natural Gas Three-way Collars:
Floor purchase price (put)	160,000	October 2017 – December 2017	$2.83
Ceiling sold price (call)	160,000	October 2017 – December 2017	$3.37
Floor sold price (put)	160,000	October 2017 – December 2017	$2.31
Floor purchase price (put)	30,000	October 2017 – March 2019	$3.00
Ceiling sold price (call)	30,000	October 2017 – March 2019	$3.40
Floor sold price (put)	20,000	October 2017 – March 2019	$2.40
Floor sold price (put)	10,000	October 2017 – March 2019	$2.20
Floor purchase price (put)	40,000	October 2017 – December 2018	$2.90
Ceiling sold price (call)	40,000	October 2017 – December 2018	$3.38
Floor sold price (put)	40,000	October 2017 – December 2018	$2.30
Floor purchase price (put)	60,000	January 2018 – March 2018	$2.90
Ceiling sold price (call)	60,000	January 2018 – March 2018	$3.75
Floor sold price (put)	60,000	January 2018 – March 2018	$2.40
Floor purchase price (put)	60,000	April 2018 – December 2018	$2.90
Ceiling sold price (call)	60,000	April 2018 – December 2018	$3.25
Floor sold price (put)	60,000	April 2018 – December 2018	$2.40
Floor purchase price (put)	60,000	January 2018 – December 2018	$2.80
Ceiling sold price (call)	60,000	January 2018 – December 2018	$3.35
Floor sold price (put)	60,000	January 2018 – December 2018	$2.33
Natural Gas Call/Put Options:
Call sold	40,000	January 2018 – December 2018	$3.75
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
TCO - Columbia	20,000	October 2017 – December 2017	$(0.19)
Appalachia - Dominion	80,000	October 2017 – November 2017	$(1.02)
Appalachia - Dominion	50,000	December 2017	$(0.56)
Appalachia - Dominion	50,000	January 2018 – March 2018	$(0.43)
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Three-way Collars:
Floor purchase price (put)	2,000	October 2017 – December 2017	$46.00
Ceiling sold price (call)	2,000	October 2017 – December 2017	$60.00
Floor sold price (put)	2,000	October 2017 – December 2017	$38.00

NGL Derivatives

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	84,000	October 2017 – December 2017	$0.60

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley, Capital One N.A., BP Energy Company and KeyBank N.A. We believe all of such institutions currently are an acceptable credit risk. As of September 30, 2017, we did not have any past due receivables from such counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at September 30, 2017. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $17.1 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $19.3 million. A hypothetical 10 percent decrease in future oil prices would increase future earnings related to derivatives by $5.0 million. Similarly, a hypothetical 10 percent increase in future oil prices would decrease future earnings related to derivatives by $5.7 million.

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

Capitalization

As of September 30, 2017 and December 31, 2016, our total debt, excluding debt discount, and capitalization were as follows (in millions):

	September 30, 2017	December 31, 2016
Senior unsecured notes	$510.5	$510.5
Stockholders' equity	583.0	556.6
Total capitalization	$1,093.5	$1,067.1

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of September 30, 2017 and December 31, 2016, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our condensed consolidated balance sheet at September 30, 2017 reflects accrued interest payable of $10.0 million, compared to $21.1 million as of December 31, 2016.

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

Interest Rates

At September 30, 2017 and December 31, 2016, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bear interest at a fixed cash rate of 8.875% and is due semi-annually from the date of issuance.

In February 2014, we entered into a $500 million senior secured revolving bank credit facility. Borrowings under our revolving credit facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject to semiannual redeterminations. In February 2017, we entered into an amendment to the Credit Agreement governing our revolving credit facility that increased the borrowing base under such facility from $125 million to $175 million and extended the maturity date of such facility from January 2018 to February 2020.  In August 2017, we entered into an additional amendment that increased the borrowing base from $175 million to $225 million.  As of September 30, 2017, the borrowing base was $225 million and we had no outstanding borrowings under our revolving credit facility. After giving effect to our outstanding letters of credit, totaling $33.6 million, we had available borrowing capacity under our revolving credit facility of $191.4 million.  Subsequent to September 30, 2017, we borrowed $15 million under our revolving credit facility, which reduced the available borrowing capacity to $176.4 million.  Our next scheduled borrowing base redetermination is expected to be completed by April 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ thousands	2017	2016	2017	2016
Net income (loss)	$(16,694)	$(25,949)	$21,647	$(144,646)
Depreciation, depletion and amortization	35,588	28,225	86,929	64,287
Exploration expense	8,937	12,083	29,514	45,183
Rig termination and standby	—	(112)	—	3,843
Impairment of proved oil and gas properties	—	—	—	17,665
Stock-based compensation	2,428	1,764	6,857	5,464
Accretion of asset retirement obligations	143	100	395	275
(Gain) loss on derivative instruments	1,889	(10,639)	(41,385)	8,407
Net cash receipts (payments) on settled derivatives	1,585	4,612	(5,048)	35,870
Interest expense, net	12,016	12,393	36,763	38,293
(Gain) loss on sale of assets	(13)	102	(12)	(944)
(Gain) loss on early extinguishment of debt	—	—	—	(14,489)
Other (income) expense	—	(4)	19	137
Income tax (benefit) expense	—	—	—	540
Adjusted EBITDAX	$45,879	$22,575	$135,679	$59,885

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

Interest Rate Risk

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior unsecured notes due 2023 at an issue price of 97.903% of the principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any. At September 30, 2017, the cash interest rate with respect to the senior unsecured notes was fixed at 8.875%, and interest is due semi-annually from the date of issuance in January and July.

We will be exposed to interest rate risk in the future if we draw on our revolving credit facility. Interest on outstanding borrowings under our revolving credit facility will accrue based on, at our option, LIBOR or the alternate base rate, in each case, plus an applicable margin that is determined based on our utilization of commitments under our revolving credit facility. In August 2017, we entered into an additional amendment that increased the borrowing base from $175 million to $225 million.  As of September 30, 2017, the borrowing base was $225 million and we had no outstanding borrowings under our revolving credit facility.  After giving effect to our outstanding letters of credit, totaling $33.6 million, we had available borrowing capacity under our revolving credit facility of $191.4 million.  Subsequent to September 30, 2017, we borrowed $15 million under our revolving credit facility, which reduced the available borrowing capacity to $176.4 million.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production which we market to energy companies, end users and refineries, and joint interest receivables.

We are exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to periodic review. We have not experienced any issues of nonperformance by derivative counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2017, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

10.1

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 1, 2017, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017).

10.2†

Amended and Restated Executive Employment Agreement, dated as of August 17, 2017, by and between Eclipse Resources Corporation and Benjamin W. Hulburt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017).

10.3†

Amended and Restated Executive Employment Agreement, dated as of August 17, 2017, by and between Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017).

10.4†

Amended and Restated Executive Employment Agreement, dated as of August 17, 2017, by and between Eclipse Resources Corporation and Christopher K. Hulburt (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

†	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2017	ECLIPSE RESOURCES CORPORATION (Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt,
Chairman, President and Chief Executive Officer

/s/ Matthew R. DeNezza
Matthew R. DeNezza,
Executive Vice President and Chief Financial Officer