Form 10-Q
period 2018-03-31
Eclipse Resources Corp
filed 2018-05-04
CIK 1600470

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Number of shares of the registrant’s common stock outstanding at May 4, 2018: 302,092,885 shares

ECLIPSE RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income or losses, projected costs and capital expenditures, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “plan,” “would,” “could,” “endeavor,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are or were, when made, based on our current expectations and assumptions about future events and are or were, when made, based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2018.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to, legal and environmental risks, drilling and other operating risks, regulatory changes, commodity price volatility and the significant decline of the price of natural gas, NGLs and oil from historic highs, inflation, lack of availability of drilling, production and processing equipment and services, counterparty credit risk, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flow and access to capital, risks associated with our level of indebtedness, the timing of development expenditures, and the other risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 2, 2018.

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

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,801	$17,224
Accounts receivable	113,208	77,609
Assets held for sale	—	206
Other current assets	8,350	12,023
Total current assets	143,359	107,062

PROPERTY AND EQUIPMENT AT COST
Oil and natural gas properties, successful efforts method:
Unproved properties	537,958	459,549
Proved oil and gas properties, net	694,599	647,881
Other property and equipment, net	6,785	6,942
Total property and equipment, net	1,239,342	1,114,372

OTHER NONCURRENT ASSETS
Other assets	5,617	2,093
TOTAL ASSETS	$1,388,318	$1,223,527

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$96,048	$76,174
Accrued capital expenditures	12,689	10,658
Accrued liabilities	39,423	41,662
Accrued interest payable	10,433	21,100
Total current liabilities	158,593	149,594

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	495,707	495,021
Credit facility	65,000	—
Asset retirement obligations	6,269	6,029
Other liabilities	2,100	529
Total liabilities	727,669	651,173
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 301,771,111 and 262,740,355 shares issued and outstanding, respectively	3,033	2,637
Additional paid in capital	2,059,418	1,967,958
Treasury stock, shares at cost; 1,499,566 and 992,315 shares, respectively	(3,031)	(2,096)
Accumulated deficit	(1,398,771)	(1,396,145)
Total stockholders' equity	660,649	572,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,388,318	$1,223,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
REVENUES
Natural gas, oil and natural gas liquids sales	$110,184	$99,432
Brokered natural gas and marketing revenue	8	2,431
Total revenues	110,192	101,863

OPERATING EXPENSES
Lease operating	9,390	2,343
Transportation, gathering and compression	27,689	32,877
Production and ad valorem taxes	2,445	1,931
Brokered natural gas and marketing expense	48	2,460
Depreciation, depletion and amortization	31,156	26,189
Exploration	15,278	11,581
General and administrative	9,757	10,132
Accretion of asset retirement obligations	155	124
(Gain) loss on sale of assets	(267)	(5)
Total operating expenses	95,651	87,632
OPERATING INCOME (LOSS)	14,541	14,231
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(4,215)	25,097
Interest expense, net	(12,952)	(12,462)
Other income (expense)	—	(19)
Total other income (expense), net	(17,167)	12,616
INCOME (LOSS) BEFORE INCOME TAXES	(2,626)	26,847
INCOME TAX BENEFIT (EXPENSE)	—	—
NET INCOME (LOSS)	$(2,626)	$26,847

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.01)	$0.10
Diluted	$(0.01)	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	293,450	261,105
Diluted	293,450	264,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2017	262,740,355	$2,637	$1,967,958	$(2,096)	$(1,396,145)	$572,354
Stock-based compensation	—	—	1,981	—	—	1,981
Equity issuance costs	—	—	(145)	—	—	(145)
Shares of common stock issued in asset acquisition, net of equity issuance costs	37,823,596	378	89,642	—	—	90,020
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	1,207,160	18	(18)	(935)	—	(935)
Net income (loss)	—	—	—	—	(2,626)	(2,626)
Balances, March 31, 2018	301,771,111	$3,033	$2,059,418	$(3,031)	$(1,398,771)	$660,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,626)	$26,847
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	31,156	26,189
Exploration expense	6,790	4,988
Stock-based compensation	1,981	2,081
Accretion of asset retirement obligations	155	124
(Gain) loss on derivative instruments	4,215	(25,097)
Net cash receipts (payments) on settled derivatives	141	(3,989)
(Gain) loss on sale of assets	(267)	(5)
Amortization of deferred financing costs	554	502
Amortization of debt discount	332	330
Changes in operating assets and liabilities:
Accounts receivable	(35,499)	10,478
Other assets	(459)	943
Accounts payable and accrued liabilities	(3,179)	(14,992)
Net cash provided by operating activities	3,294	28,399
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(66,441)	(66,005)
Capital expenditures for other property and equipment	(155)	(178)
Proceeds from sale of assets	4,099	24
Net cash used in investing activities	(62,497)	(66,159)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(48)	(1,231)
Repayments of long-term debt	(92)	(74)
Proceeds from credit facility	65,000	—
Equity issuance costs	(145)	—
Employee tax withholding for settlement of equity compensation awards	(935)	(1,706)
Net cash provided by (used in) financing activities	63,780	(3,011)
Net increase (decrease) in cash and cash equivalents	4,577	(40,771)
Cash and cash equivalents at beginning of period	17,224	201,229
Cash and cash equivalents at end of period	$21,801	$160,458
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$23,638	$23,066
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$85	$124
Additions of other property through debt financing	$174	$—
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$8,864	$13,126
Asset acquisition through stock issuance	$90,020	$—

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

Note 2—Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited except the condensed consolidated balance sheet at December 31, 2017, which is derived from the Company’s audited financial statements, and are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made and contained in annual financial statements. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. All such adjustments are of a normal recurring nature.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes to those statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2018.

Operating results for interim periods may not necessarily be indicative of the results of operations for the full year ending December 31, 2018 or any other future periods.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of March 31, 2018 or December 31, 2017.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees. The Company had $51.3 million and $52.9 million of accrued revenues, net of certain expenses, at March 31, 2018 and December 31, 2017, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	March 31, 2018	December 31, 2017
Oil and natural gas properties:
Unproved	$537,958	$459,549
Proved	1,973,468	1,896,081
Gross oil and natural gas properties	2,511,426	2,355,630
Less accumulated depreciation, depletion and amortization	(1,278,869)	(1,248,200)
Oil and natural gas properties, net	1,232,557	1,107,430
Other property and equipment	13,837	13,508
Less accumulated depreciation	(7,052)	(6,566)
Other property and equipment, net	6,785	6,942
Property and equipment, net	$1,239,342	$1,114,372

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

Other Property and Equipment

Other property and equipment include land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

(d) Revenue Recognition

Product Revenue

The Company’s revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from the natural gas. Sales of natural gas, NGLs, and oil are recognized when the Company satisfies a performance obligation by transferring control of a product to a customer. Payment is generally received one month after the sale has occurred.

Natural Gas

Under the Company’s natural gas sales contracts, the Company delivers natural gas to the purchaser at an agreed upon delivery point. Natural gas is transported from the wellhead to delivery points specified under sales contracts. To deliver natural gas to these points, the Company uses third parties to gather, compress, process and transport the natural gas.  The Company maintains control of the natural gas during gathering, compression, processing, and transportation. The Company’s sales contracts provide that it receives a specific index price adjusted for pricing differentials. The Company transfers control of the product at the delivery point and recognizes revenue based on the contract price. The costs to gather, compress, process and transport the natural gas are recorded as transportation, gathering and compression expense.

NGLs

The Company sells NGLs directly to the NGLs purchaser. For these NGLs, the sales contracts provide that the Company delivers the product to the purchaser at an agreed upon delivery point and that the Company receives a specific index price adjusted for pricing differentials.  The Company transfers control of the product to the purchaser at the delivery point and recognizes revenue based on the contract price. The costs to further process and transport NGLs are recorded as transportation, gathering and compression expense.

Oil

Under the Company’s oil sales contracts, the Company generally sells oil to the purchaser from storage tanks near central stabilization facilities and collect a contractually agreed upon index price, net of pricing differentials. The Company transfers control of the product from the central stabilization facilities to the purchaser and recognizes revenue based on the contract price.

Marketing Revenue

Brokered natural gas and marketing revenues are derived from activities to purchase and sell third-party natural gas and to market excess firm transportation capacity to third parties. The Company retains control of the purchased natural gas and NGLs prior to delivery to the purchaser. The Company has concluded that it is the principal in these arrangements and therefore the Company recognizes revenue on a gross basis, with costs to purchase and transport natural gas presented as brokered natural gas and marketing expense. Contracts to sell third party natural gas are generally subject to similar terms as contracts to sell the Company’s produced natural gas and NGLs.  The Company satisfies performance obligations to the purchaser by transferring control of the product at the delivery point and recognizes revenue based on the price received from the purchaser.

Disaggregation of Revenue

  The following table illustrates the revenue disaggregated by type for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Revenues (in thousands)
Natural gas sales	$58,483	$61,420
NGL sales	19,743	17,063
Oil sales	31,958	20,949
Brokered natural gas and marketing revenue	8	2,431
Total revenues	$110,192	$101,863

Transaction Price Allocated to Remaining Performance Obligations

A significant number of the Company’s product sales are short-term in nature with a contract term of one year or less.  For those contracts, the Company has utilized the practical expedient allowed in the revenue accounting standard that exempts the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligations is part of a contract that has an original expected duration of one year or less.

For any product sales that have a contract term greater than one year, the Company has also utilized the practical expedient that states that it is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.  Under these product sales contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.  Currently, any product sales that have a contractual term greater than one year have no long-term fixed considerations.

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $51.3 million and $52.9 million at March 31, 2018 and December 31, 2017, respectively.

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances, by product or service as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Receivables by product or service:
Sale of oil and natural gas and related products and services	$51,298	$52,908
Joint interest owners	60,263	23,154
Derivatives	1,628	1,528
Other	19	19
Total	$113,208	$77,609

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s unsettled commodity derivative contracts was a net liability position of ($8.9) million and ($5.1) million at March 31, 2018 and December 31, 2017, respectively. Other than, as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are such counterparties required to provide credit support to the Company. As of March 31, 2018 and December 31, 2017, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties totaled approximately $30.7 million and $25.7 million for the three months ended March 31, 2018 and 2017, respectively.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation totaled approximately $0.5 million for each of the three months ended March 31, 2018 and 2017. This amount is included in DD&A expense in the condensed consolidated statements of operations.

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

The review for impairment of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  There were no impairments of proved properties for the three months ended March 31, 2018 or the three months ended March 31, 2017.

When an impairment charge is recognized it represents a significant Level 3 measurement in the fair value hierarchy. The primary input used is the Company’s forecasted discount net cash flows.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $6.7 million and $4.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in impairment charges during the three months ended March 31, 2018 is the result of an increase in expected lease expirations due to the reduction in the Company’s planned future drilling activity due to the current commodity price environment. These costs are included in exploration expense in the condensed consolidated statements of operations.

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

(k) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% for each of the three months ended March 31, 2018 and 2017.

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

The following table sets forth the changes in the Company’s ARO liability for the three months ended March 31, 2018 (in thousands):

Three Months Ended March 31, 2018
Asset retirement obligations, beginning of period	$6,029
Additional liabilities incurred	85
Accretion	155
Asset retirement obligations, end of period	$6,269

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

(p) Recent Accounting Pronouncements

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, “Property, Plant and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles—Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted this standard effective January 1, 2018 using the modified retrospective method.  The Company did not recognize a significant impact on its financial position or results of operations.  Upon adoption of this new standard, the Company did not record a cumulative effect adjustment nor did the Company alter its existing information technology and internal controls outside of ongoing contract review processes in order to identify the impact of future revenue contracts entered into by the Company.  Additional disclosures have been included to provide further detail regarding the Company’s revenue recognition policies.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard provides guidance to increase transparency and comparability among organizations and industries by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. An entity will be required to recognize all leases in the statement of financial position as assets and liabilities regardless of the leases classification. These requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company plans to adopt this standard effective January 1, 2019 using the modified retrospective transition method and is evaluating the standard’s applicability to its various contractual arrangements.  Although the Company believes that the adoption of the standard will result in increases to its assets and liabilities on its consolidated balance sheet as well as changes to the presentation of certain operating expenses on its consolidated statement of operations, the Company has not yet determined the extent of the adjustments that will be required upon implementation of the standard.  The Company continues to monitor relevant industry guidance regarding the implementation of the standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  The new standard provides guidance on how certain cash receipts and cash payments are presented and classified on the statement of cash flows.  These requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted this standard effective January 1, 2018 and did not recognize a significant impact on its financial position, results of operations, or statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  Currently under the standard, there are three elements of a business: inputs, processes and outputs.  The revised guidance adds an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets.  If that screen is met, the set of assets is not a business.  The new framework also specifies the minimum required inputs and processes necessary to be a business.  This amendment is effective for periods after December 15, 2017, with early adoption permitted.  The Company adopted this standard effective January 1, 2018 and considered the new guidance in its assessment of the accounting treatment for the Flat Castle Acquisition. (See Note 4—Acquisition).

Note 4—Acquisition

On January 18, 2018, Eclipse Resources-PA, LP, a wholly owned subsidiary of the Company, completed its acquisition of certain oil and gas leases, one producing well and other oil and gas rights and interests covering approximately 44,500 net acres located in Tioga and Potter Counties, Pennsylvania from Travis Peak Resources, LLC for an aggregate adjusted purchase price of $90 million, which was paid entirely with approximately 37.8 million shares of the Company’s common stock (the “Flat Castle Acquisition”).  The transaction was accounted for as an asset acquisition.  Approximately $86 million of the purchase price was allocated to unproved oil and natural gas properties and approximately $4 million was allocated to proved oil and gas properties associated with the producing well acquired.  In addition, the Company capitalized approximately $1 million of transaction costs related to the acquisition.

Note 5—Sale of Oil and Natural Gas Property Interests

During the three months ended March 31, 2018, the Company received approximately $3.8 million from a completed asset sale to a third party totaling approximately 400 acres.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

During the three months ended March 31, 2018, the Company received approximately $0.3 million from an additional completed asset sale to a third party totaling approximately 50 acres.  As a result of this sale, the Company recognized a gain of approximately $0.3 million.

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of March 31, 2018, the Company’s derivative instruments were with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley, Capital One N.A., BP Energy Company and KeyBank N.A. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of March 31, 2018, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	April 2018 – March 2019	$2.90
	20,000	April 2018 – December 2018	$2.80
	20,000	July 2018 – September 2018	$2.81
	40,000	October 2018 – December 2019	$2.80
	50,000	January 2019 – December 2019	$2.87
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	April 2018 – March 2019	$3.00
Ceiling sold price (call)	30,000	April 2018 – March 2019	$3.40
Floor sold price (put)	30,000	April 2018 – March 2019	$2.50
Floor purchase price (put)	40,000	April 2018 – December 2018	$3.11
Floor purchase price (put)	60,000	April 2018 – December 2018	$2.80
Ceiling sold price (call)	100,000	April 2018 – December 2018	$3.36
Floor sold price (put)	100,000	April 2018 – December 2018	$2.50
Floor purchase price (put)	20,000	October 2018 – December 2019	$2.75
Ceiling sold price (call)	20,000	October 2018 – December 2019	$3.10
Floor sold price (put)	20,000	October 2018 – December 2019	$2.30
Floor purchase price (put)	57,500	January 2019 – December 2019	$2.72
Ceiling sold price (call)	57,500	January 2019 – December 2019	$3.02
Floor sold price (put)	57,500	January 2019 – December 2019	$2.30
Natural Gas Call/Put Options:
Call sold	40,000	April 2018 – December 2018	$3.75
Call sold	30,000	January 2019 – March 2019	$3.50
Call sold	30,000	April 2019 – December 2019	$3.00
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,000	July 2018 – March 2019	$61.00
Oil Three-way Collars:
Floor purchase price (put)	4,000	April 2018 – December 2018	$45.00
Ceiling sold price (call)	4,000	April 2018 – December 2018	$53.47
Floor sold price (put)	4,000	April 2018 – December 2018	$35.00
Floor purchase price (put)	2,000	January 2019 – December 2019	$50.00
Ceiling sold price (call)	2,000	January 2019 – December 2019	$60.56
Floor sold price (put)	2,000	January 2019 – December 2019	$40.00

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

As of March 31, 2018	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$11,768	$(6,258)	$5,510	Other current assets
Commodity derivatives - noncurrent	3,931	(14)	3,917	Other assets
Total assets	$15,699	$(6,272)	$9,427

Liabilities
Commodity derivatives - current	$(23,012)	$6,258	$(16,754)	Accrued liabilities
Commodity derivatives - noncurrent	(1,603)	14	(1,589)	Other liabilities
Total liabilities	$(24,615)	$6,272	$(18,343)

As of December 31, 2017	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$15,971	$(6,380)	$9,591	Other current assets
Commodity derivatives - noncurrent	469	(176)	293	Other assets
Total assets	$16,440	$(6,556)	$9,884

Liabilities
Commodity derivatives - current	$(21,256)	$6,380	$(14,876)	Accrued liabilities
Commodity derivatives - noncurrent	(252)	176	(76)	Other liabilities
Total liabilities	$(21,508)	$6,556	$(14,952)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2018	2017
Commodity derivatives	Gain (loss) on derivative instruments	$(4,215)	$25,097

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

	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2018: (in thousands)
Commodity derivative instruments	$—	$(8,916)	$—	$(8,916)
Total	$—	$(8,916)	$—	$(8,916)
As of December 31, 2017: (in thousands)
Commodity derivative instruments	$—	$(5,068)	$—	$(5,068)
Total	$—	$(5,068)	$—	$(5,068)

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

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts due, except for long-term debt. (See Note 8—Debt).

Note 8—Debt

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

During the three months ended March 31, 2018 and 2017, the Company amortized $0.9 million and $0.8 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at March 31, 2018.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes at March 31, 2018 was $482.0 million.

Revolving Credit Facility

During the first quarter of 2014, Eclipse Resources I, LP, a wholly owned subsidiary of the Company (“Eclipse I”), entered into a $500 million senior secured revolving bank credit facility (the “revolving credit facility”) that was scheduled to mature in 2018. Borrowings under the revolving credit facility are subject to borrowing base limitations based on the collateral value of the Company’s proved properties and commodity hedge positions and are subject to semiannual redeterminations (April and October).

In January 2015, the credit agreement governing the revolving credit facility was amended and restated (as amended and restated, the “Credit Agreement”), primarily to add Eclipse Resources Corporation as a party thereto and thereby subject the Company to the representations, warranties, covenants and events of default provisions therein.  Relative to Eclipse I’s previous credit agreement, the Credit Agreement also (i) requires financial reporting regarding, and tests financial covenants with respect to, Eclipse Resources Corporation rather than Eclipse I, (ii) increases the basket sizes under certain of the negative covenants, and (iii) includes certain other changes favorable to Eclipse I.  Other terms of the Credit Agreement remained generally consistent with Eclipse I’s previous credit agreement.

On February 24, 2016, the Company amended the Credit Amendment to, among other things, adjust the quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to permit the sale of certain conventional properties. The amendment to the Credit Agreement also increased the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and required the Company to, within 60 days of the effectiveness of such amendment, execute and deliver additional mortgages on the Company’s oil and gas properties that include at least 90% of its proved reserves.

On February 24, 2017, the Company entered into an additional amendment to the Credit Agreement that increased the borrowing base from $125 million to $175 million, while extending the maturity of the revolving credit facility to February 2020.  In addition, this amendment modified the minimum interest coverage ratio covenant to a net leverage covenant of Net Debt to EBITDAX.  On August 1, 2017, the Company entered into an additional amendment to the Credit Agreement that increased the borrowing base from $175 million to $225 million.

At March 31, 2018, the borrowing base was $225 million and the Company had $65 million in outstanding borrowings under the revolving credit facility. After giving effect to outstanding letters of credit issued by the Company totaling $33.6 million and the outstanding borrowings of $65 million, the Company had available borrowing capacity under the revolving credit facility of $126.4 million at March 31, 2018.  Subsequent to March 31, 2018, the Company repaid $20 million on the revolving credit facility, which reduced the outstanding borrowings to $45 million and resulted in available borrowing capacity of $146.4 million.  In April 2018, the Company completed its most recent borrowing base redetermination, which resulted in no change to the borrowing base of $225 million.  The Company’s next scheduled borrowing base redetermination is expected to be completed by October 2018.

The revolving credit facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of March 31, 2018. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.5% of the unused facility based on utilization.

Note 9—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense related to matching contributions, classified under general and administrative, of $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Note 10—Stock-Based Compensation

The Company is authorized to grant up to 25,000,000 shares of common stock under its Amended and Restated 2014 Long-Term Incentive Plan (as amended, the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 7,199,257 shares were available for future grants under the Plan as of March 31, 2018.

Our stock-based compensation expense was as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Restricted stock units	$1,164	$1,247
Performance units	728	734
Restricted stock issued to directors	89	100
Total expense	$1,981	$2,081

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of March 31, 2018, there was $7.0 million of total unrecognized compensation cost related to outstanding restricted stock units. The weighted average period for the shares to vest is approximately 1 year. A summary of restricted stock unit awards activity during the three months ended March 31, 2018 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2017	4,057,354	$2.48	$9,738
Granted	1,498,524	1.70
Vested	(1,378,403)	3.17
Forfeited	(6,512)	2.15
Total awarded and unvested, March 31, 2018	4,170,963	$1.97	$6,006

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return, as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of March 31, 2018, there was $6.4 million of total unrecognized compensation cost related to outstanding performance units. The weighted average period for the shares to vest is approximately 2 years. A summary of performance stock unit awards activity during the three months ended March 31, 2018 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2017	3,966,377	$1.82	$11,257
Granted	1,498,524	1.92
Vested	—	—
Forfeited	(9,768)	1.94
Total awarded and unvested, March 31, 2018	5,455,133	$1.84	$2,856

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s stock price.  Prior to 2018, the volatility estimate was tied to the Company’s public peer group.  The following table presents the assumptions used to determine the fair value for performance stock units granted during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Volatility	89.70%	50.41%
Risk-free interest rate	2.37%	1.34%

Restricted Stock Issued to Directors

On May 18, 2016, the Company issued an aggregate of 149,448 restricted shares of common stock to its three non-employee  members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which became fully vested on May 18, 2017.  For the three months ended March 31, 2017, the Company recognized expense of approximately $0.1 million related to these awards.

On May 17, 2017, the Company issued an aggregate of 153,192 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which are scheduled to fully vest on May 17, 2018.  For the three months ended March 31, 2018, the Company recognized expense of approximately $0.1 million related to these awards.  As of March 31, 2018, there was approximately less than $0.1 million of total unrecognized compensation cost related to outstanding restricted stock issued to the Company’s directors.

Note 11—Earnings (Loss) Per Share

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with any stock awards that have been granted to directors and employees. In accordance with FASB ASC Topic 260, awards of non-vested shares shall be considered to be outstanding as of the grant date for purposes of computing diluted EPS even though their exercise is contingent upon vesting. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is antidilutive.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(in thousands, except per share data)	2018			2017
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic:
Net income (loss), shares, basic	$(2,626)	293,450	$(0.01)	$26,847	261,105	$0.10
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	—		—	3,110
Diluted:
Net income (loss), shares, diluted	$(2,626)	293,450	$(0.01)	$26,847	264,215	$0.10

Note 12—Related Party Transactions

During the three months ended March 31, 2018, the Company incurred approximately $0.2 million related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer.  The Company incurred approximately $0.1 million related to such services during the three months ended March 31, 2017.  The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

Travis Peak Resources, LLC, the seller from whom the Company acquired assets in the Flat Castle Acquisition, is an affiliate of EnCap.  EnCap has representatives on the Board, and affiliates of EnCap collectively beneficially own a majority of the outstanding shares of our common stock. (See Note 4—Acquisition).

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

The Company leases office space under an operating lease that expires in 2024. The Company recognized rent expense of $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Note 14—Income Tax

For the year ending December 31, 2018, the Company’s annual estimated effective tax rate is forecasted to be 0%, exclusive of discrete items. The Company expects to incur both a book and tax loss in fiscal year 2018, and thus, no current federal income taxes are anticipated to be paid.  The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to the Company’s year-to-date loss.  On December 22, 2017, the Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, resulted in the reduction in the U.S. statutory rate from 35% to 21%.  For the three months ended March 31, 2018, the Company’s overall effective tax rate on operations was different than the federal statutory rate of 21% due primarily to valuation allowances and other permanent differences.

The Company’s interest expense deduction has the potential to be limited as a result of the enactment of the Tax Cuts and Jobs Act; however, the impact is anticipated to be minimal as a result of its full valuation allowance.  Future interpretations relating to the passage of the Tax Cuts and Jobs Act which vary from our current interpretation, and possible changes to state tax laws in response to the recently enacted federal legislation, may have a significant effect on our future taxable position.  The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

In forecasting the 2018 annual estimated effective tax rate, management believes that it should limit any tax benefit suggested by the tax effect of the forecasted book loss such that no net deferred tax asset is recorded in 2018. Management reached this conclusion considering several factors such as: (i) the Company’s short tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net tax attribute carryforwards are collectible beyond offsetting existing deferred tax liabilities inherent in the Company’s balance sheet. At this time, the estimated valuation allowance to be recorded in 2018 is $5.3 million.

Note 15—Subsidiary Guarantors

The Company’s wholly-owned subsidiaries each have fully and unconditionally, joint and severally, guaranteed the Company’s 8.875% senior unsecured notes. (See Note 8—Debt). The Parent company has no independent assets or operations. The Company’s wholly owned subsidiaries are not restricted from transferring funds to the Parent or other wholly owned subsidiaries. The Company’s wholly owned subsidiaries do not have any restricted net assets.

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

Note 16—Subsequent Events

Management has evaluated subsequent events and believes there are no events that would have a material impact on the aforementioned financial statements and related disclosures, other than those disclosed in the accompanying notes to the condensed consolidated financial statements. (See Note 8—Debt).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of March 31, 2018, we had assembled an acreage position approximating 199,000 net acres in Eastern Ohio and 43,000 net acres in Pennsylvania, which excludes any acreage currently pending title.  As used in this Quarterly Report, unless the context indicates or otherwise requires, “Eclipse,” “Eclipse Resources,” the “Company,” “we,” “our,” “us” and like terms refer collectively to Eclipse Resources Corporation and its consolidated subsidiaries.

Approximately 135,000 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 15,500 of these net acres are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as our Marcellus Area. We are the operator of approximately 95% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of March 31, 2018, we, or our operating partners, had commenced drilling 242 gross wells within the Utica Core Area and our Marcellus Area, of which 7 gross were top holed, 7 gross were drilling, 12 gross were awaiting completion or were in the process of being completed, and 216 gross had been turned to sales.

As of March 31, 2018, we were operating 2 horizontal rigs in the Utica Core Area. We had average daily production for the three months ended March 31, 2018 of approximately 315.2 MMcfe comprised of approximately 72% natural gas, 16% NGLs and 12% oil.

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

Overview of Results for the Three Months Ended March 31, 2018

During the three months ended March 31, 2018, we achieved the following financial and operating results:

•	our average daily net production for the three months ended March 31, 2018 was 315.2 MMcfe per day representing an increase of 9% over the comparable period of the prior year;
•

commenced drilling 8 gross (3.7 net) operated Utica Shale wells, commenced completions of 8 gross (5.8 net) operated Utica Shale wells and turned-to-sales 5 gross (3.7 net) operated Utica and Marcellus Shale wells;

•	recognized net loss of ($2.6) million for the three months ended March 31, 2018 compared to net income of $26.8 million for the three months ended March 31, 2017; and
•

realized Adjusted EBITDAX of $63.0 million for the three months ended March 31, 2018 compared to $50.2 million for three months ended March 31, 2017. Adjusted EBITDAX is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average daily, high, low and average monthly settled NYMEX Henry Hub prices for natural gas and average daily, high and low NYMEX WTI prices for oil for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
NYMEX Henry Hub High ($/MMBtu)	$6.24	$3.71
NYMEX Henry Hub Low ($/MMBtu)	2.49	2.44
Average Daily NYMEX Henry Hub ($/MMBtu)	3.08	3.02
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	3.00	3.32

NYMEX WTI High ($/Bbl)	$66.27	$54.48
NYMEX WTI Low ($/Bbl)	59.20	47.00
Average Daily NYMEX WTI ($/Bbl)	62.91	51.62

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

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the twelve months in the period ended March 31, 2018 and held all other factors constant, then our estimated net proved reserves at December 31, 2017 would have increased by approximately 5% from our previously reported estimated net proved reserves at such time, including a 7% addition of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC price of $2.99 per MMBtu for natural gas and $53.59 per Bbl for NGLs and oil. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2017. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at March 31, 2018, cash flows from operations, borrowings under our revolving credit facility, proceeds from asset sales, and proceeds from additional debt and/or equity offerings.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Revenues (in thousands)
Natural gas sales	$58,483	$61,420	$(2,937)
NGL sales	19,743	17,063	2,680
Oil sales	31,958	20,949	11,009
Brokered natural gas and marketing revenue	8	2,431	(2,423)
Total revenues	$110,192	$101,863	$8,329

Our production grew by approximately 2.3 Bcfe for the three months ended March 31, 2018 over the same period in 2017 due to new wells that we placed into production. Our production for the three months ended March 31, 2018 and 2017 is set forth in the following table:

	Three Months Ended March 31,
	2018	2017	Change
Production:
Natural gas (MMcf)	20,343.3	19,381.6	961.7
NGLs (Mbbls)	772.7	665.0	107.7
Oil (Mbbls)	565.4	454.1	111.3
Total (MMcfe)	28,371.9	26,096.2	2,275.7

Average daily production volume:
Natural gas (Mcf/d)	226,037	215,351	10,686
NGLs (Bbls/d)	8,586	7,389	1,197
Oil (Bbls/d)	6,282	5,046	1,236
Total (Mcfe/d)	315,243	289,958	25,285

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the three months ended March 31, 2018 was $3.62 per Mcfe compared to $3.23 per Mcfe during the three months ended March 31, 2017. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs, which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended March 31, 2018 and 2017 are shown below:

	Three Months Ended March 31,
	2018	2017	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.87	$3.17	$(0.30)
NGLs ($/Bbl)	25.55	25.66	(0.11)
Oil ($/Bbl)	56.52	46.13	10.39
Total average prices ($/Mcfe)	3.88	3.81	0.07

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$3.05	$3.01	$0.04
NGLs ($/Bbl)	24.33	24.07	0.26
Oil ($/Bbl)	52.30	46.28	6.02
Total average prices ($/Mcfe)	3.89	3.66	0.23

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.49	$2.60	$(0.11)
NGLs ($/Bbl)	25.55	25.66	(0.11)
Oil ($/Bbl)	56.52	46.13	10.39
Total average prices ($/Mcfe)	3.61	3.39	0.22

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.67	$2.44	$0.23
NGLs ($/Bbl)	24.33	24.07	0.26
Oil ($/Bbl)	52.30	46.28	6.02
Total average prices ($/Mcfe)	3.62	3.23	0.39

Brokered natural gas and marketing revenue was $2.4 million for the three months ended March 31, 2017.  There was less than $0.1 million of brokered natural gas and marketing revenue for the three months ended March 31, 2018.  Brokered natural gas and marketing revenue includes revenue we receive as a result of selling natural gas that is not related to our production and from the release of firm transportation capacity.  The decrease from the prior year period to the current year period was due to increased utilization of our firm transportation capacity for operated production during the three months ended March 31, 2018, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Operating expenses (in thousands):
Lease operating	$9,390	$2,343	$7,047
Transportation, gathering and compression	27,689	32,877	(5,188)
Production and ad valorem taxes	2,445	1,931	514
Depreciation, depletion and amortization	31,156	26,189	4,967
General and administrative	9,757	10,132	(375)
Operating expenses per Mcfe:
Lease operating	$0.33	$0.09	$0.24
Transportation, gathering and compression	0.97	1.27	(0.30)
Production and ad valorem taxes	0.09	0.07	0.02
Depreciation, depletion and amortization	1.10	1.00	0.10
General and administrative	0.34	0.39	(0.05)

Lease operating expense was $9.4 million in the three months ended March 31, 2018 compared to $2.3 million in the three months ended March 31, 2017.  Lease operating expense per Mcfe was $0.33 in the three months ended March 31, 2018 compared to $0.09 in the three months ended March 31, 2017.  The increase of $7.0 million and $0.24 per Mcfe is attributable to an increase in the number of producing wells during the three months ended March 31, 2018 as well as increases in salt water disposal and workover expenses incurred during the three months ended March 31, 2018, in each case, as compared to the three months ended March 31, 2017.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $27.7 million during the three months ended March 31, 2018 compared to $32.9 million during the three months ended March 31, 2017.  Transportation, gathering and compression expense per Mcfe was $0.97 in the three months ended March 31, 2018 compared to $1.27 in the three months ended March 31, 2017.  The following table details our transportation, gathering and compression expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$9,661	$10,748	$(1,087)
Processing and fractionation	8,501	8,317	184
Liquids transportation and stabilization	1,783	2,761	(978)
Marketing	7	12	(5)
Firm transportation	7,737	11,039	(3,302)
	$27,689	$32,877	$(5,188)
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.34	$0.42	$(0.08)
Processing and fractionation	0.30	0.32	(0.02)
Liquids transportation and stabilization	0.06	0.11	(0.05)
Marketing	—	—	—
Firm transportation	0.27	0.42	(0.15)
	$0.97	$1.27	$(0.30)

The decrease of $5.2 million to transportation, gathering and compression expense in the three months ended March 31, 2018 was due to our lower contracted firm transportation and utilization of third party volumes.  The decrease of $0.30 per Mcfe was primarily related to lower contractual rates, utilization of third party volumes and fixed costs spread over increased production.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $2.4 million in the three months ended March 31, 2018 compared to $1.9 million in the three months ended March 31, 2017. Production and ad valorem taxes per Mcfe was $0.09 in the three months ended March 31, 2018 compared to $0.07 in the three months ended March 31, 2017.  The increase in production and ad valorem taxes is due to increased production for the three months ended March 31, 2018.  The $0.02 increase on a per unit basis is due to the increased percentage of condensate production.

Depreciation, depletion and amortization was approximately $31.2 million in the three months ended March 31, 2018 compared to $26.2 million in the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 is due to the increase in production for the three months ended March 31, 2018.  On a per Mcfe basis, DD&A increased to $1.10 in the three months ended March 31, 2018 from $1.00 in the three months ended March 31, 2017, which was predominantly driven by the higher depletion rate resulting from increased proved property costs for the three months ended March 31, 2018.

General and administrative expense was $9.8 million for the three months ended March 31, 2018 compared to $10.1 million for the three months ended March 31, 2017.  General and administrative expense per Mcfe was $0.34 in the three months ended March 31, 2018 compared to $0.39 in the three months ended March 31, 2017.  The decrease of $0.4 million during the three months ended March 31, 2018 when compared to three months ended March 31, 2017 was primarily due to reduced personnel costs compared to the prior year period.  The decrease of $0.05 per Mcfe is due to fixed costs being spread across higher production as of March 31, 2018 as compared to March 31, 2017.  General and administrative expense includes $2.0 million and $2.1 million of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$48	$2,460	$(2,412)
Exploration	15,278	11,581	3,697
Accretion of asset retirement obligations	155	124	31
(Gain) loss on sale of assets	(267)	(5)	(262)

Brokered natural gas and marketing expense was less than $0.1 million for the three months ended March 31, 2018 compared to $2.5 million for the three months ended March 31, 2017.  Brokered natural gas and marketing expenses relate to gas purchases for brokered natural gas that we buy and sell that is not related to our production and firm transportation capacity that is marketed to third parties.  The decrease from the prior year period to the current year period was due to increased utilization of our firm transportation capacity for operated production during the three months ended March 31, 2018, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $15.3 million for the three months ended March 31, 2018 compared to $11.6 million for the three months ended March 31, 2017. The following table details our exploration-related expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Exploration expenses (in thousands):
Geological and geophysical	$665	$415	$250
Delay rentals	7,823	6,177	1,646
Impairment of unproved properties	6,696	4,125	2,571
Dry hole and other	94	864	(770)
	$15,278	$11,581	$3,697

Delay rentals were $7.8 million for the three months ended March 31, 2018 compared to $6.2 million for the three months ended March 31, 2017.  The increase in delay rental expenses relates to converting of future lump-sum extension payments into annual delay rentals during the three months ended March 31, 2018.

Impairment of unproved properties was $6.7 million for the three months ended March 31, 2018 compared to $4.1 million for the three months ended March 31, 2017. The increase in impairment charges during the three months ended March 31, 2018 is the result of an increase in expected lease expirations due to the reduction in our planned future drilling activity.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Accretion of asset retirement obligations was $0.2 million for the three months ended March 31, 2018 compared to $0.1 million for three months ended March 31, 2017. The increase in accretion expense primarily relates to the asset retirement obligations associated with the increase in the number of our producing wells during the three months ended March 31, 2018.

(Gain) loss on sale of assets was ($0.3) million for the three months ended March 31, 2018 compared to less than $0.1 million for the three months ended March 31, 2017.  The increase is due to the sale of pipeline assets during the three months ended March 31, 2018.

Other Income (Expense)

Gain (loss) on derivative instruments was ($4.2) million for the three months ended March 31, 2018 compared to $25.1 million for the three months ended March 31, 2017, primarily due to changes in commodity prices during each year. Cash receipts (payments) were approximately $0.1 million and ($4.0) million for derivative instruments that settled during the three months ended March 31, 2018 and March 31, 2017, respectively.

Interest expense, net was $13.0 million for the three months ended March 31, 2018 compared to $12.5 million for three months ended March 31, 2017.  The increase in interest expense primarily relates to our increased credit facility utilization during the three months ended March 31, 2018.

Income tax benefit (expense) was not recognized for the three months ended March 31, 2018 and 2017 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income, respectively.

Cash Flows, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices. Our cash flows from operations also are impacted by changes in working capital. Short-term liquidity needs are satisfied by our operating cash flow, proceeds from asset sales, borrowings under our revolving credit facility, and proceeds from issuances of debt and equity securities.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net cash provided by operations in the three months ended March 31, 2018 was $3.3 million compared to $28.4 million in the three months ended March 31, 2017. The decrease in cash provided by operators reflects changes in working capital and the timing of cash receipts and disbursements, partially offset by higher revenues.

Net cash used in investing activities in the three months ended March 31, 2018 was $62.5 million compared to $66.2 million in the three months ended March 31, 2017.

During the three months ended March 31, 2018, we:

•	spent $66.4 million on capital expenditures for oil and natural gas properties;
•	spent $0.2 million on property and equipment; and
•	received $4.1 million of proceeds relating to the sale of assets.

During the three months ended March 31, 2017, we:

•	spent $66.0 million on capital expenditures for oil and gas properties; and
•	spent $0.2 million on property and equipment.

Net cash provided by (used in) financing activities in the three months ended March 31, 2018 was $63.8 million compared to ($3.0) million in the three months ended March 31, 2017.

During the three months ended March 31, 2018, we:

•	borrowed $65 million against our revolving credit facility;
•	paid $0.1 million in equity issuance costs associated with the Flat Castle Acquisition; and
•	withheld from employees shares totaling $0.9 million related to the settlement of equity compensation awards.

During the three months ended March 31, 2017, we:

•	spent $1.2 million related to the incurrence of debt issuance costs from the amendment to the credit agreement governing our revolving credit facility; and
•	withheld from employees shares totaling $1.7 million related to the settlement of equity compensation awards.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, asset sales, borrowings under our revolving credit facility, and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs, which require substantial capital expenditures. We periodically review capital expenditures and adjust our budget based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices. We believe that our existing cash on hand, operating cash flow, and available borrowings under our revolving credit facility will be adequate to meet our capital and operating requirements for 2018.

Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We will continue using net cash on hand, cash flows from operations, and borrowings under our revolving credit facility to satisfy near-term financial obligations and liquidity needs, and as necessary, we will seek additional sources of debt or equity to fund these requirements. Longer-term cash flows are subject to a number of variables including the level of production and prices we receive for our production as well as various economic conditions that have historically affected the natural gas and oil business. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales, or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

As of March 31, 2018, we were in compliance with all of our debt covenants under the credit agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at March 31, 2018 and December 31, 2017, excluding discount, totaled $510.5 million. Information related to our credit arrangements is described in “Note 8—Debt” to our consolidated financial statements and is incorporated herein by reference.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of March 31, 2018, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	April 2018 – March 2019	$2.90
	20,000	April 2018 – December 2018	$2.80
	20,000	July 2018 – September 2018	$2.81
	40,000	October 2018 – December 2019	$2.80
	50,000	January 2019 – December 2019	$2.87
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	April 2018 – March 2019	$3.00
Ceiling sold price (call)	30,000	April 2018 – March 2019	$3.40
Floor sold price (put)	30,000	April 2018 – March 2019	$2.50
Floor purchase price (put)	40,000	April 2018 – December 2018	$3.11
Floor purchase price (put)	60,000	April 2018 – December 2018	$2.80
Ceiling sold price (call)	100,000	April 2018 – December 2018	$3.36
Floor sold price (put)	100,000	April 2018 – December 2018	$2.50
Floor purchase price (put)	20,000	October 2018 – December 2019	$2.75
Ceiling sold price (call)	20,000	October 2018 – December 2019	$3.10
Floor sold price (put)	20,000	October 2018 – December 2019	$2.30
Floor purchase price (put)	57,500	January 2019 – December 2019	$2.72
Ceiling sold price (call)	57,500	January 2019 – December 2019	$3.02
Floor sold price (put)	57,500	January 2019 – December 2019	$2.30
Natural Gas Call/Put Options:
Call sold	40,000	April 2018 – December 2018	$3.75
Call sold	30,000	January 2019 – March 2019	$3.50
Call sold	30,000	April 2019 – December 2019	$3.00
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,000	July 2018 – March 2019	$61.00
Oil Three-way Collars:
Floor purchase price (put)	4,000	April 2018 – December 2018	$45.00
Ceiling sold price (call)	4,000	April 2018 – December 2018	$53.47
Floor sold price (put)	4,000	April 2018 – December 2018	$35.00
Floor purchase price (put)	2,000	January 2019 – December 2019	$50.00
Ceiling sold price (call)	2,000	January 2019 – December 2019	$60.56
Floor sold price (put)	2,000	January 2019 – December 2019	$40.00

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley, Capital One N.A., BP Energy Company and KeyBank N.A. We believe all of such institutions currently are an acceptable credit risk. As of March 31, 2018, we did not have any past due receivables from such counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at March 31, 2018. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $25.1 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $27.2 million. A hypothetical 10 percent decrease in future oil prices would increase future earnings related to derivatives by $9.7 million. Similarly, a hypothetical 10 percent increase in future oil prices would decrease future earnings related to derivatives by $10.7 million.

Subsequent to March 31, 2018, we entered into the following derivative instruments to mitigate our exposure to natural gas and oil prices:

Description	Volume (MMbtu/d)	Production Period	Weighted Average Price ($/MMbtu)
Basis Swaps:
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. Our Board of Directors approved an initial capital budget for 2018 of between approximately $300 - $320 million, allocated approximately 84% for drilling and completions activities, 8% for midstream activities, 6% for land activities and 2% for other capital requirements.  Following the end of the first quarter, Eclipse reduced its 2018 capital expenditure budget to approximately $250 million due to the current negative outlook of natural gas prices.  The revised 2018 capital budget is expected to be substantially funded through internally generated cash flows and the Company’s current cash balance, borrowings under the revolving credit facility and/or other debt and equity offerings.  The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities, additional borrowings under our revolving credit facility or the sale of assets.

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

Capitalization

As of March 31, 2018 and December 31, 2017, our total debt, excluding debt discount and capitalization were as follows (in millions):

	March 31, 2018	December 31, 2017
Senior unsecured notes	$510.5	$510.5
Stockholders' equity	660.6	572.4
Total capitalization	$1,171.1	$1,082.9

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of March 31, 2018 and December 31, 2017, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our condensed consolidated balance sheet at March 31, 2018 reflects accrued interest payable of $10.4 million, compared to $21.1 million as of December 31, 2017.

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

Interest Rates

At March 31, 2018 and December 31, 2017, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bear interest at a fixed cash rate of 8.875% and is due semi-annually from the date of issuance.

Information related to our interest rates is described in “Note 8—Debt” to our consolidated financial statements and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments which are described above under “—Cash Contractual Obligations.”

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, it does not normally have a significant effect on our business. We expect our costs in fiscal 2018 to continue to be a function of supply and demand.  Further strengthening of commodity prices could stimulate demand for ancillary services causing services costs to increase.  In the near term, the majority of our service costs are expected to remain flat in 2018 due to previously negotiated drilling, stimulation, and rentals contracts.  Along with these contracts, we have secured quality service equipment and tenured personnel to limit our exposure to increasing service costs and improve operational efficacies.

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

	Three Months Ended March 31,
$ thousands	2018	2017
Net income (loss)	$(2,626)	$26,847
Depreciation, depletion and amortization	31,156	26,189
Exploration expense	15,278	11,581
Stock-based compensation	1,981	2,081
Accretion of asset retirement obligations	155	124
(Gain) loss on sale of assets	(267)	(5)
(Gain) loss on derivative instruments	4,215	(25,097)
Net cash receipts (payments) on settled derivatives	141	(3,989)
Interest expense, net	12,952	12,462
Other (income) expense	—	19
Adjusted EBITDAX	$62,985	$50,212

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

Recent Accounting Pronouncements

The Company’s critical accounting policies are described in “Note 3—Summary of Significant Accounting Policies” of the consolidated financial statements for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K. Information related to recent accounting pronouncements is described in “Note 3—Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 75% of our December 31, 2017 proved reserves were natural gas.

For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, see “Note 6—Derivative Instruments.”

Interest Rate Risk

Information related to our interest rates is described in “Note 8—Debt” to our consolidated financial statements and is incorporated herein by reference.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production, which we market to energy companies, end users and refineries, and joint interest receivables.

We are exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to periodic review. We have not experienced any issues of nonperformance by derivative counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than, as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2018, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 2, 2018, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

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

10.1*†	Eclipse Resources Corporation Amended and Restated 2014 Long-Term Incentive Plan, dated February 22, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2018	ECLIPSE RESOURCES CORPORATION (Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt,
Chairman, President and Chief Executive Officer

/s/ Matthew R. DeNezza
Matthew R. DeNezza,
Executive Vice President and Chief Financial Officer