Form 10-Q
period 2018-06-30
Eclipse Resources Corp
filed 2018-08-03
CIK 1600470

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares of the registrant’s common stock outstanding at August 3, 2018: 302,325,028 shares

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

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,049	$17,224
Accounts receivable	112,166	77,609
Assets held for sale	—	206
Other current assets	7,263	12,023
Total current assets	131,478	107,062

PROPERTY AND EQUIPMENT AT COST
Oil and natural gas properties, successful efforts method:
Unproved properties	547,963	459,549
Proved oil and gas properties, net	716,292	647,881
Other property and equipment, net	6,949	6,942
Total property and equipment, net	1,271,204	1,114,372

OTHER NONCURRENT ASSETS
Other assets	3,117	2,093
TOTAL ASSETS	$1,405,799	$1,223,527

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$111,230	$76,174
Accrued capital expenditures	13,689	10,658
Accrued liabilities	49,326	41,662
Accrued interest payable	21,891	21,100
Total current liabilities	196,136	149,594

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	496,397	495,021
Credit facility	60,000	—
Asset retirement obligations	6,554	6,029
Other liabilities	3,348	529
Total liabilities	762,435	651,173
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 302,325,028 and 262,740,355 shares issued and outstanding, respectively	3,040	2,637
Additional paid in capital	2,061,365	1,967,958
Treasury stock, shares at cost; 1,661,915 and 992,315 shares, respectively	(3,236)	(2,096)
Accumulated deficit	(1,417,805)	(1,396,145)
Total stockholders' equity	643,364	572,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,405,799	$1,223,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Natural gas, oil and natural gas liquids sales	$103,257	$86,194	$213,441	$185,625
Brokered natural gas and marketing revenue	365	(3)	373	2,428
Total revenues	103,622	86,191	213,814	188,053

OPERATING EXPENSES
Lease operating	7,324	4,568	16,714	6,911
Transportation, gathering and compression	31,371	28,969	59,060	61,846
Production and ad valorem taxes	2,178	2,033	4,623	3,964
Brokered natural gas and marketing expense	430	6	477	2,466
Depreciation, depletion and amortization	32,760	25,152	63,916	51,341
Exploration	9,620	8,997	24,898	20,577
General and administrative	10,697	10,730	20,454	20,862
Accretion of asset retirement obligations	162	128	317	252
(Gain) loss on sale of assets	(1,553)	6	(1,820)	1
Total operating expenses	92,989	80,589	188,639	168,220
OPERATING INCOME (LOSS)	10,633	5,602	25,175	19,833
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(16,577)	18,177	(20,792)	43,274
Interest expense, net	(13,092)	(12,285)	(26,043)	(24,747)
Other income (expense)	—	—	—	(19)
Total other income (expense), net	(29,669)	5,892	(46,835)	18,508
INCOME (LOSS) BEFORE INCOME TAXES	(19,036)	11,494	(21,660)	38,341
INCOME TAX BENEFIT (EXPENSE)	—	—	—	—
NET INCOME (LOSS)	$(19,036)	$11,494	$(21,660)	$38,341

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.06)	$0.04	$(0.07)	$0.15
Diluted	$(0.06)	$0.04	$(0.07)	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	301,936	262,423	297,717	261,768
Diluted	301,936	264,420	297,717	264,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2017	262,740,355	$2,637	$1,967,958	$(2,096)	$(1,396,145)	$572,354
Stock-based compensation	—	—	3,960	—	—	3,960
Equity issuance costs	—	—	(170)	—	—	(170)
Shares of common stock issued in asset acquisition, net of equity issuance costs	37,823,596	378	89,642	—	—	90,020
Issuance of restricted stock	232,143	2	(2)	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	1,528,934	23	(23)	(1,140)	—	(1,140)
Net income (loss)	—	—	—	—	(21,660)	(21,660)
Balances, June 30, 2018	302,325,028	$3,040	$2,061,365	$(3,236)	$(1,417,805)	$643,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,660)	$38,341
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	63,916	51,341
Exploration expense	13,763	9,192
Stock-based compensation	3,960	4,429
Accretion of asset retirement obligations	317	252
(Gain) loss on derivative instruments	20,792	(43,274)
Net cash receipts (payments) on settled derivatives	(2,347)	(6,633)
(Gain) loss on sale of assets	(1,820)	1
Amortization of deferred financing costs	1,114	1,035
Amortization of debt discount	663	661
Changes in operating assets and liabilities:
Accounts receivable	(35,420)	3,992
Other assets	(1,397)	308
Accounts payable and accrued liabilities	8,956	5,796
Net cash provided by operating activities	50,837	65,441
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(124,045)	(166,012)
Capital expenditures for other property and equipment	(768)	(537)
Proceeds from sale of assets	10,348	544
Net cash used in investing activities	(114,465)	(166,005)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(56)	(1,296)
Repayments of long-term debt	(181)	(222)
Proceeds from credit facility	60,000	—
Equity issuance costs	(170)	(40)
Employee tax withholding for settlement of equity compensation awards	(1,140)	(2,032)
Net cash provided by (used in) financing activities	58,453	(3,590)
Net increase (decrease) in cash and cash equivalents	(5,175)	(104,154)
Cash and cash equivalents at beginning of period	17,224	201,229
Cash and cash equivalents at end of period	$12,049	$97,075
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$24,809	$23,502
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$208	$540
Additions of other property through debt financing	$174	$—
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$26,257	$11,674
Asset acquisition through stock issuance	$90,020	$—

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of June 30, 2018 or December 31, 2017.

The Company accrues revenue due to timing differences between the delivery of natural gas, natural gas liquids (NGLs), and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees. The Company had $52.0 million and $52.9 million of accrued revenues, net of certain expenses, at June 30, 2018 and December 31, 2017, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	June 30, 2018	December 31, 2017
Oil and natural gas properties:
Unproved	$547,963	$459,549
Proved	2,027,472	1,896,081
Gross oil and natural gas properties	2,575,435	2,355,630
Less accumulated depreciation, depletion and amortization	(1,311,180)	(1,248,200)
Oil and natural gas properties, net	1,264,255	1,107,430
Other property and equipment	14,450	13,508
Less accumulated depreciation	(7,501)	(6,566)
Other property and equipment, net	6,949	6,942
Property and equipment, net	$1,271,204	$1,114,372

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $0.6 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively.  The Company capitalized interest expense totaling $1.1 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

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

Natural Gas

Under the Company’s natural gas sales contracts, the Company delivers natural gas to the purchaser at an agreed upon delivery point. Natural gas is transported from the wellhead to delivery points specified under sales contracts. To deliver natural gas to these points, the Company uses third parties to gather, compress, process and transport the natural gas.  The Company maintains control of the natural gas during gathering, compression, processing, and transportation. The Company’s sales contracts provide that it receive a specific index price adjusted for pricing differentials. The Company transfers control of the product at the delivery point and recognizes revenue based on the contract price. The costs to gather, compress, process and transport the natural gas are recorded as transportation, gathering and compression expense.

NGLs

The Company sells NGLs directly to the NGLs purchaser. For these NGLs, the sales contracts provide that the Company deliver the product to the purchaser at an agreed upon delivery point and that the Company receives a specific index price adjusted for pricing differentials.  The Company transfers control of the product to the purchaser at the delivery point and recognizes revenue based on the contract price. The costs to further process and transport NGLs are recorded as transportation, gathering and compression expense.

Oil

Under the Company’s oil sales contracts, the Company generally sells oil to the purchaser from storage tanks near central stabilization facilities and collects a contractually agreed upon index price, net of pricing differentials. The Company transfers control of the product from the central stabilization facilities to the purchaser and recognizes revenue based on the contract price.

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

Disaggregation of Revenue

The following table illustrates the revenue disaggregated by type for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (in thousands)
Natural gas sales	$54,409	$59,890	$112,892	$121,310
NGL sales	18,702	11,151	38,446	28,213
Oil sales	30,146	15,153	62,103	36,102
Brokered natural gas and marketing revenue	365	(3)	373	2,428
Total revenues	$103,622	$86,191	$213,814	$188,053

Transaction Price Allocated to Remaining Performance Obligations

A significant number of the Company’s product sales are short-term in nature with a contract term of one year or less.  For those contracts, the Company has utilized the practical expedient allowed in the revenue accounting standard that exempts the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligations are part of a contract that has an original expected duration of one year or less.

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

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $52.0 million and $52.9 million at June 30, 2018 and December 31, 2017, respectively.

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances, by product or service as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Receivables by product or service:
Sale of oil and natural gas and related products and services	$51,959	$52,908
Joint interest owners	59,512	23,154
Derivatives	665	1,528
Other	30	19
Total	$112,166	$77,609

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s unsettled commodity derivative contracts was a net liability position of ($21.1) million and ($5.1) million at June 30, 2018 and December 31, 2017, respectively. Other than as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are such counterparties required to provide credit support to the Company. As of June 30, 2018 and December 31, 2017, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties totaled approximately $32.3 million and $24.6 million for the three months ended June 30, 2018 and 2017, respectively, and $63.0 million and $50.3 million for the six months ended June 30, 2018 and 2017, respectively.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation totaled approximately $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. This amount is included in DD&A expense in the condensed consolidated statements of operations.

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

The review for impairment of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  There were no impairments of proved properties for the three or six months ended June 30, 2018 or the three or six months ended June 30, 2017.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $7.0 million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $13.7 million and $8.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase in impairment charges during the three and six months ended June 30, 2018 is the result of an increase in expected lease expirations due to the reduction in the Company’s planned future drilling activity due to the current commodity price environment. These costs are included in exploration expense in the condensed consolidated statements of operations.

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

(k) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% for each of the six months ended June 30, 2018 and 2017.

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

The following table sets forth the changes in the Company’s ARO liability for the six months ended June 30, 2018 (in thousands):

Six Months Ended June 30, 2018
Asset retirement obligations, beginning of period	$6,029
Additional liabilities incurred	208
Accretion	317
Asset retirement obligations, end of period	$6,554

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

Recently Adopted

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard provides guidance to increase transparency and comparability among organizations and industries by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. An entity will be required to recognize all leases in the statement of financial position as assets and liabilities regardless of the leases classification. These requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company plans to adopt this standard effective January 1, 2019 using the modified retrospective transition method. The Company is evaluating each of its lease arrangements and is currently enhancing its systems to track and calculate additional information necessary for adoption of this standard.  Although the Company believes that the adoption of the standard will result in increases to its assets and liabilities on its consolidated balance sheet as well as changes to the presentation of certain operating expenses on its consolidated statement of operations, the Company has not yet determined the extent of the adjustments that will be required upon implementation of the standard.  The Company continues to monitor relevant industry guidance regarding the implementation of the standard.

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

During the three months ended June 30, 2018, the Company assigned its option to purchase the equity interests of Cardinal Midstream II, LLC (“Cardinal”) to a third party midstream provider.  The third party midstream provider exercised the option and completed its acquisition of Cardinal during July 2018 and the Company is in the process of negotiating a new gathering agreement with the third party midstream provider.

Note 5—Sale of Oil and Natural Gas Property Interests

During the three and six months ended June 30, 2018, the Company received approximately $6.0 million from a completed asset sale of approximately 1,000 acres to a third party.  As a result of this sale, the Company recognized a gain of approximately $1.5 million.

During the six months ended June 30, 2018, the Company received approximately $3.8 million from a completed asset sale of approximately 400 acres to a third party.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

During the six months ended June 30, 2018, the Company received approximately $0.3 million from an additional completed asset sale of approximately 50 acres to a third party. As a result of this sale, the Company recognized a gain of approximately $0.3 million.

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of June 30, 2018, the Company’s derivative instruments were with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley, Capital One N.A., BP Energy Company and KeyBank N.A. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of June 30, 2018, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	July 2018 – March 2019	$2.90
	20,000	July 2018 – December 2018	$2.80
	20,000	July 2018 – September 2018	$2.81
	40,000	October 2018 – December 2019	$2.80
	50,000	January 2019 – December 2019	$2.87
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	July 2018 – March 2019	$3.00
Ceiling sold price (call)	30,000	July 2018 – March 2019	$3.40
Floor sold price (put)	30,000	July 2018 – March 2019	$2.50
Floor purchase price (put)	40,000	July 2018 – December 2018	$3.11
Floor purchase price (put)	60,000	July 2018 – December 2018	$2.80
Ceiling sold price (call)	100,000	July 2018 – December 2018	$3.36
Floor sold price (put)	100,000	July 2018 – December 2018	$2.50
Floor purchase price (put)	20,000	October 2018 – December 2019	$2.75
Ceiling sold price (call)	20,000	October 2018 – December 2019	$3.10
Floor sold price (put)	20,000	October 2018 – December 2019	$2.30
Floor purchase price (put)	57,500	January 2019 – December 2019	$2.72
Ceiling sold price (call)	57,500	January 2019 – December 2019	$3.02
Floor sold price (put)	57,500	January 2019 – December 2019	$2.30
Natural Gas Call/Put Options:
Call sold	40,000	July 2018 – December 2018	$3.75
Call sold	30,000	January 2019 – March 2019	$3.50
Call sold	30,000	April 2019 – December 2019	$3.00
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,000	July 2018 – March 2019	$61.00
Oil Three-way Collars:
Floor purchase price (put)	4,000	July 2018 – December 2018	$45.00
Ceiling sold price (call)	4,000	July 2018 – December 2018	$53.47
Floor sold price (put)	4,000	July 2018 – December 2018	$35.00
Floor purchase price (put)	2,000	January 2019 – December 2019	$50.00
Ceiling sold price (call)	2,000	January 2019 – December 2019	$60.56
Floor sold price (put)	2,000	January 2019 – December 2019	$40.00

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

As of June 30, 2018	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$6,573	$(3,089)	$3,484	Other current assets
Commodity derivatives - noncurrent	1,619	(7)	1,612	Other assets
Total assets	$8,192	$(3,096)	$5,096

Liabilities
Commodity derivatives - current	$(26,345)	$3,089	$(23,256)	Accrued liabilities
Commodity derivatives - noncurrent	(2,932)	7	(2,925)	Other liabilities
Total liabilities	$(29,277)	$3,096	$(26,181)

As of December 31, 2017	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$15,971	$(6,380)	$9,591	Other current assets
Commodity derivatives - noncurrent	469	(176)	293	Other assets
Total assets	$16,440	$(6,556)	$9,884

Liabilities
Commodity derivatives - current	$(21,256)	$6,380	$(14,876)	Accrued liabilities
Commodity derivatives - noncurrent	(252)	176	(76)	Other liabilities
Total liabilities	$(21,508)	$6,556	$(14,952)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Commodity derivatives	Gain (loss) on derivative instruments	$(16,577)	$18,177	$(20,792)	$43,274

Note 7—Fair Value Measurements

Fair Value Measurement on a Recurring Basis

The following table presents, by level within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the nature of the instrument and/or the short-term maturity of these instruments. The fair value of the Company’s derivatives is based on third-party pricing models which utilize inputs that are readily available in the public market, such as natural gas and crude oil forward curves. These values are compared to the values given by counterparties for reasonableness. Since the Company’s derivative instruments do not include optionality, and therefore, generally have no unobservable inputs, they are classified as Level 2.

	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2018: (in thousands)
Commodity derivative instruments	$—	$(21,085)	$—	$(21,085)
Total	$—	$(21,085)	$—	$(21,085)
As of December 31, 2017: (in thousands)
Commodity derivative instruments	$—	$(5,068)	$—	$(5,068)
Total	$—	$(5,068)	$—	$(5,068)

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

During the three and six months ended June 30, 2018, the Company amortized $0.9 million and $1.8 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.  The Company amortized $0.8 million and $1.7 million of deferred financing costs and debt discount to interest expense using the effective interest method for the three and six months ended June 30, 2017, respectively.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at June 30, 2018.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes at June 30, 2018 was $483.9 million.

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

At June 30, 2018, the borrowing base was $225 million and the Company had $60 million in outstanding borrowings under the revolving credit facility. After giving effect to outstanding letters of credit issued by the Company totaling $33.6 million and the outstanding borrowings of $60 million, the Company had available borrowing capacity under the revolving credit facility of $131.4 million at June 30, 2018.  Subsequent to June 30, 2018, the Company borrowed $20 million under its revolving credit facility, which reduced the available borrowing capacity to $111.4 million.  The Company’s next scheduled borrowing base redetermination is expected to be completed by October 2018.

The revolving credit facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of June 30, 2018. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.5% of the unused facility based on utilization.

Note 9—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense related to matching contributions, classified under general and administrative, of $0.2 million for each of the three months ended June 30, 2018 and 2017 and $0.4 million for each of the six months ended June 30, 2018 and 2017.

Note 10—Stock-Based Compensation

The Company is authorized to grant up to 25,000,000 shares of common stock under its Amended and Restated 2014 Long-Term Incentive Plan (as amended, the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 7,074,218 shares were available for future grants under the Plan as of June 30, 2018.

Our stock-based compensation expense was as follows for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock units	$974	$1,344	$2,137	$2,591
Performance units	910	907	1,639	1,641
Restricted stock issued to directors	95	97	184	197
Total expense	$1,979	$2,348	$3,960	$4,429

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of June 30, 2018, there was $5.9 million of total unrecognized compensation cost related to outstanding restricted stock units. The weighted average period for the shares to vest is approximately 1 year. A summary of employee restricted stock unit awards activity during the six months ended June 30, 2018 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2017	4,057,354	$2.48	$9,738
Granted	1,498,524	1.70
Vested	(1,862,526)	2.88
Forfeited	(38,077)	2.11
Total awarded and unvested, June 30, 2018	3,655,275	$1.95	$5,848

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return, as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of June 30, 2018, there was $5.4 million of total unrecognized compensation cost related to outstanding performance units. The weighted average period for the shares to vest is approximately 2 years. A summary of performance stock unit awards activity during the six months ended June 30, 2018 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2017	3,966,377	$1.82	$11,257
Granted	1,498,524	1.92
Vested	—	—
Forfeited	(60,127)	1.83
Total awarded and unvested, June 30, 2018	5,404,774	$1.84	$3,173

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s stock price.  Prior to 2018, the volatility estimate was tied to the Company’s public peer group.  The following table presents the assumptions used to determine the fair value for performance stock units granted during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
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

On May 17, 2017, the Company issued an aggregate of 153,192 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which became fully vested on May 17, 2018.  For each of the three and six months ended June 30, 2018 and 2017, the Company recognized expense of approximately $0.1 million related to these awards.

On May 16, 2018, the Company issued an aggregate of 232,143 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which are scheduled to fully vest on May 16, 2019.  For each of the three and six months ended June 30, 2018, the Company recognized expense of approximately $0.1 million related to these awards.  As of June 30, 2018, there was approximately $0.3 million of total unrecognized compensation cost related to outstanding restricted stock issued to the Company’s directors.

Note 11—Earnings (Loss) Per Share

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with any stock awards that have been granted to directors and employees. In accordance with FASB ASC Topic 260, awards of non-vested shares shall be considered to be outstanding as of the grant date for purposes of computing diluted EPS even though their exercise is contingent upon vesting. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is antidilutive.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(in thousands, except per share data)	2018			2017
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic:
Net income (loss), shares, basic	$(19,036)	301,936	$(0.06)	$11,494	262,423	$0.04
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	—		—	1,997
Diluted:
Net income (loss), shares, diluted	$(19,036)	301,936	$(0.06)	$11,494	264,420	$0.04

	Six Months Ended June 30,
(in thousands, except per share data)	2018			2017
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic:
Net income (loss), shares, basic	$(21,660)	297,717	$(0.07)	$38,341	261,768	$0.15
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	—		—	2,553
Diluted:
Net income (loss), shares, diluted	$(21,660)	297,717	$(0.07)	$38,341	264,321	$0.15

Note 12—Related Party Transactions

During the three and six months ended June 30, 2018, the Company incurred approximately $0.2 million and $0.3 million, respectively, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer.  The Company incurred approximately $0.2 million related to such services during each of the three and six months ended June 30, 2017.  The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

Travis Peak Resources, LLC, the seller from whom the Company acquired assets in the Flat Castle Acquisition, is an affiliate of EnCap Investments L.P. (“EnCap”).  EnCap has representatives on the Board, and affiliates of EnCap collectively beneficially own a majority of the outstanding shares of our common stock. (See Note 4—Acquisition).

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

The Company leases office space under an operating lease that expires in 2024. The Company recognized rent expense of $0.2 million for each of the three months ended June 30, 2018 and 2017, and $0.3 million for each of the six months ended June 30, 2018 and 2017.

Note 14—Income Tax

For the year ending December 31, 2018, the Company’s annual estimated effective tax rate is forecasted to be 0%, exclusive of discrete items.  The Company expects to incur both a book and tax loss in fiscal year 2018, and thus, no current federal income taxes are anticipated to be paid.  The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to the Company’s year-to-date loss.  On December 22, 2017, the Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, resulted in the reduction in the U.S. statutory rate from 35% to 21%.  For the six months ended June 30, 2018, the Company’s overall effective tax rate on operations was different than the federal statutory rate of 21% due primarily to valuation allowances and other permanent differences.

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

In forecasting the 2018 annual estimated effective tax rate, management believes that it should limit any tax benefit suggested by the tax effect of the forecasted book loss such that no net deferred tax asset is recorded in 2018. Management reached this conclusion considering several factors such as: (i) the Company’s short tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net tax attribute carryforwards are collectible beyond offsetting existing deferred tax liabilities inherent in the Company’s balance sheet. At this time, the estimated valuation allowance increase to be recorded in 2018 is $5.8 million, resulting in an estimated valuation allowance of $220 million as of December 31, 2018.

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

Note 16—Subsequent Events

Management has evaluated subsequent events and believes there are no events that would have a material impact on the aforementioned financial statements and related disclosures, other than those disclosed in the accompanying notes to the condensed consolidated financial statements (See Note 4—Acquisition and Note 8—Debt).

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

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of June 30, 2018, we had assembled an acreage position approximating 197,500 net acres in Eastern Ohio and 43,500 net acres in Pennsylvania, which excludes any acreage currently pending title.  As used in this Quarterly Report, unless the context indicates or otherwise requires, “Eclipse,” “Eclipse Resources,” the “Company,” “we,” “our,” “us” and like terms refer collectively to Eclipse Resources Corporation and its consolidated subsidiaries.

Approximately 134,500 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 14,600 of these net acres are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as our Marcellus Area. We are the operator of approximately 96% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of June 30, 2018, we, or our operating partners, had commenced drilling 246 gross wells within the Utica Core Area and our Marcellus Area, of which 5 gross were top holed, 2 gross were drilling, 14 gross were awaiting completion or were in the process of being completed, and 225 gross had been turned to sales.

As of June 30, 2018, we were operating 2 horizontal rigs in the Utica Core Area. We had average daily production for the three months ended June 30, 2018 of approximately 305.5 MMcfe comprised of approximately 72% natural gas, 18% NGLs and 10% oil.

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

Overview of Results for the Three and Six Months Ended June 30, 2018

During the three months ended June 30, 2018, we achieved the following financial and operating results:

•	our average daily net production for the three months ended June 30, 2018 was 305.5 MMcfe per day representing an increase of 6% over the comparable period of the prior year;
•

commenced drilling 6 gross (2.2 net) operated Utica and Marcellus Shale wells, commenced completions of 9 gross (4.2 net) operated Utica Shale wells and turned-to-sales 9 gross (6.2 net) operated Utica Shale wells;

•	recognized net loss of ($19.0) million for the three months ended June 30, 2018 compared to net income of $11.5 million for the three months ended June 30, 2017; and
•

realized Adjusted EBITDAX of $51.1 million for the three months ended June 30, 2018 compared to $39.6 million for three months ended June 30, 2017. Adjusted EBITDAX is a non-GAAP financial measure. See ““—Non-GAAP Financial Measure” for more information.

During the six months ended June 30, 2018, we achieved the following financial and operating results:

•	our average daily net production for the six months ended June 30, 2018 was 310.4 MMcfe per day representing an increase of 7% over the comparable period of the prior year;
•

commenced drilling 12 gross (5.2 net) operated Utica and Marcellus Shale wells, commenced completions of 17 gross (10.0 net) operated Utica Shale wells and turned-to-sales 14 gross (9.9 net) operated Utica Shale wells;

•	recognized net loss of ($21.7) million for the six months ended June 30, 2018 compared to net income of $38.3 million for the six months ended June 30, 2017; and
•

realized Adjusted EBITDAX of $114.1 million for the six months ended June 30, 2018 compared to $89.8 million for the six months ended June 30, 2017. Adjusted EBITDAX is a non-GAAP financial measure. See ““—Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists the high, low and average daily and monthly settled NYMEX Henry Hub prices for natural gas and the high, low and average daily NYMEX WTI prices for oil for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NYMEX Henry Hub High ($/MMBtu)	$3.08	$3.27	$6.24	$3.71
NYMEX Henry Hub Low ($/MMBtu)	2.74	2.85	2.49	2.44
Average Daily NYMEX Henry Hub ($/MMBtu)	2.85	3.08	2.96	3.05
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	2.80	3.18	2.90	3.25

NYMEX WTI High ($/Bbl)	$77.41	$53.38	$77.41	$54.48
NYMEX WTI Low ($/Bbl)	62.03	42.48	59.20	42.48
Average Daily NYMEX WTI ($/Bbl)	68.07	48.10	65.55	49.85

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

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the twelve months in the period ended June 30, 2018 and held all other factors constant, then our estimated net proved reserves at December 31, 2017 would have increased by approximately 0.3% from our previously reported estimated net proved reserves at such time, including a (0.1%) reduction of proved developed reserves and a 0.4% addition of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC price of $2.92 per MMBtu for natural gas and $54.15 per Bbl for NGLs and oil. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2017. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at June 30, 2018, cash flows from operations, borrowings under our revolving credit facility, proceeds from asset sales, and proceeds from additional debt and/or equity offerings.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
Revenues (in thousands)
Natural gas sales	$54,409	$59,890	$(5,481)
NGL sales	18,702	11,151	7,551
Oil sales	30,146	15,153	14,993
Brokered natural gas and marketing revenue	365	(3)	368
Total revenues	$103,622	$86,191	$17,431

Our production grew by approximately 1.6 Bcfe for the three months ended June 30, 2018 over the same period in 2017 due to new wells that we placed into production. Our production for the three months ended June 30, 2018 and 2017 is set forth in the following table:

	Three Months Ended June 30,
	2018	2017	Change
Production:
Natural gas (MMcf)	19,985.4	20,127.8	(142.4)
NGLs (Mbbls)	813.6	662.1	151.5
Oil (Mbbls)	489.1	347.8	141.3
Total (MMcfe)	27,801.6	26,187.2	1,614.4

Average daily production volume:
Natural gas (Mcf/d)	219,620	221,185	(1,565)
NGLs (Bbls/d)	8,941	7,276	1,665
Oil (Bbls/d)	5,375	3,822	1,553
Total (Mcfe/d)	305,512	287,771	17,741

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the three months ended June 30, 2018 was $3.22 per Mcfe compared to $2.84 per Mcfe during the three months ended June 30, 2017. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs, which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended June 30, 2018 and 2017 are shown below:

	Three Months Ended June 30,
	2018	2017	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.72	$2.98	$(0.26)
NGLs ($/Bbl)	22.99	16.84	6.15
Oil ($/Bbl)	61.64	43.57	18.07
Total average prices ($/Mcfe)	3.71	3.29	0.42

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.84	$2.86	$(0.02)
NGLs ($/Bbl)	22.99	16.38	6.61
Oil ($/Bbl)	51.94	43.57	8.37
Total average prices ($/Mcfe)	3.62	3.19	0.43

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.16	$2.52	$(0.36)
NGLs ($/Bbl)	22.99	16.84	6.15
Oil ($/Bbl)	61.64	43.57	18.07
Total average prices ($/Mcfe)	3.31	2.94	0.37

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.27	$2.41	$(0.14)
NGLs ($/Bbl)	22.99	16.38	6.61
Oil ($/Bbl)	51.94	43.57	8.37
Total average prices ($/Mcfe)	3.22	2.84	0.38

Brokered natural gas and marketing revenue was $0.4 million for the three months ended June 30, 2018 compared to less than ($0.1) million for the three months ended June 30, 2017.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The increase from the prior year period to the current year period was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
Operating expenses (in thousands):
Lease operating	$7,324	$4,568	$2,756
Transportation, gathering and compression	31,371	28,969	2,402
Production and ad valorem taxes	2,178	2,033	145
Depreciation, depletion and amortization	32,760	25,152	7,608
General and administrative	10,697	10,730	(33)
Operating expenses per Mcfe:
Lease operating	$0.26	$0.17	$0.09
Transportation, gathering and compression	1.13	1.11	0.02
Production and ad valorem taxes	0.08	0.08	—
Depreciation, depletion and amortization	1.18	0.96	0.22
General and administrative	0.38	0.41	(0.03)

Lease operating expense was $7.3 million in the three months ended June 30, 2018 compared to $4.6 million in the three months ended June 30, 2017.  Lease operating expense per Mcfe was $0.26 in the three months ended June 30, 2018 compared to $0.17 in the three months ended June 30, 2017.  The increase of $2.8 million and $0.09 per Mcfe was primarily attributable to increases in salt water disposal and workover expenses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $31.4 million during the three months ended June 30, 2018 compared to $29.0 million during the three months ended June 30, 2017.  Transportation, gathering and compression expense per Mcfe was $1.13 in the three months ended June 30, 2018 compared to $1.11 in the three months ended June 30, 2017.  The following table details our transportation, gathering and compression expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$9,681	$11,165	$(1,484)
Processing and fractionation	8,821	7,444	1,377
Liquids transportation and stabilization	1,570	1,244	326
Marketing	(4)	6	(10)
Firm transportation	11,303	9,110	2,193
	$31,371	$28,969	$2,402
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.34	$0.43	$(0.09)
Processing and fractionation	0.32	0.28	0.04
Liquids transportation and stabilization	0.06	0.05	0.01
Marketing	—	—	—
Firm transportation	0.41	0.35	0.06
	$1.13	$1.11	$0.02

The increase of $2.4 million and $0.02 per Mcfe to transportation, gathering and compression expenses during the three months ended June 30, 2018 was primarily due to increased firm transportation expenses from additional capacity that came online during the three months ended June 30, 2018 and increased liquids production, which was partially offset by lower contractual rates.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $2.2 million in the three months ended June 30, 2018 compared to $2.0 million in the three months ended June 30, 2017. Production and ad valorem taxes per Mcfe was $0.08 in each of the three months ended June 30, 2018 and 2017.  The increase in aggregate production and ad valorem taxes was primarily due to increased production for the three months ended June 30, 2018.

Depreciation, depletion and amortization was approximately $32.8 million in the three months ended June 30, 2018 compared to $25.2 million in the three months ended June 30, 2017. The increase in the three months ended June 30, 2018 when compared to the three months ended June 30, 2017 was due to the increase in production for the three months ended June 30, 2018.  On a per Mcfe basis, DD&A increased to $1.18 in the three months ended June 30, 2018 from $0.96 in the three months ended June 30, 2017, which was predominantly driven by the higher depletion rate resulting from reserves increasing at a lower rate than capital costs for the three months ended June 30, 2018.

General and administrative expense was $10.7 million for each of the three months ended June 30, 2018 and 2017.  General and administrative expense per Mcfe was $0.38 in the three months ended June 30, 2018 compared to $0.41 in the three months ended June 30, 2017.  The decrease of $0.03 per Mcfe was due to fixed costs being spread across higher production as of June 30, 2018 as compared to June 30, 2017.  General and administrative expense included $2.0 million and $2.3 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$430	$6	$424
Exploration	9,620	8,997	623
Accretion of asset retirement obligations	162	128	34
(Gain) loss on sale of assets	(1,553)	6	(1,559)

Brokered natural gas and marketing expense was $0.4 million for the three months ended June 30, 2018 compared to $0.1 million for the three months ended June 30, 2017.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The increase from the three months ended June 30, 2017 to the three months ended June 30, 2018 was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $9.6 million for the three months ended June 30, 2018 compared to $9.0 million for the three months ended June 30, 2017. The following table details our exploration-related expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
Exploration expenses (in thousands):
Geological and geophysical	$168	$364	$(196)
Delay rentals	2,479	4,429	(1,950)
Impairment of unproved properties	6,971	4,125	2,846
Dry hole and other	2	79	(77)
	$9,620	$8,997	$623

Delay rentals were $2.5 million for the three months ended June 30, 2018 compared to $4.4 million for the three months ended June 30, 2017.  The decrease in delay rental expenses related to the reduction of converting future lump-sum extension payments into annual delay rentals and increased drilling activity during the six months ended June 30, 2018.

Impairment of unproved properties was $7.0 million for the three months ended June 30, 2018 compared to $4.1 million for the three months ended June 30, 2017. The increase in impairment charges during the three months ended June 30, 2018 was the result of an increase in expected lease expirations due to our planned future drilling activity and the increase in acreage during 2018.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Accretion of asset retirement obligations was $0.2 million for the three months ended June 30, 2018 compared to $0.1 million for three months ended June 30, 2017. The accretion expense primarily relates to the asset retirement obligations associated with the number of producing wells.

Other Income (Expense)

Gain (loss) on derivative instruments was ($16.6) million for the three months ended June 30, 2018 compared to $18.2 million for the three months ended June 30, 2017, primarily due to changes in commodity prices during each period. Cash payments were approximately $2.5 million and $2.6 million for derivative instruments that settled during the three months ended June 30, 2018 and 2017, respectively.

Interest expense, net was $13.1 million for the three months ended June 30, 2018 compared to $12.3 million for three months ended June 30, 2017.  Interest expense increased primarily due to our increased borrowings under our revolving credit facility during the three months ended June 30, 2018.

Income tax benefit (expense) was not recognized for the three months ended June 30, 2018 and 2017 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income, respectively.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Revenues (in thousands)
Natural gas sales	$112,892	$121,310	$(8,418)
NGL sales	38,446	28,213	10,233
Oil sales	62,103	36,102	26,001
Brokered natural gas and marketing revenue	373	2,428	(2,055)
Total revenues	$213,814	$188,053	$25,761

Our production grew by approximately 3.9 Bcfe for the six months ended June 30, 2018 over the same period in 2017 as we placed new wells into production. Our production for the six months ended June 30, 2018 and 2017 is set forth in the following table:

	Six Months Ended June 30,
	2018	2017	Change
Production:
Natural gas (MMcf)	40,328.7	39,509.4	819.3
NGLs (Mbbls)	1,586.2	1,327.1	259.1
Oil (Mbbls)	1,054.6	801.9	252.7
Total (MMcfe)	56,173.5	52,283.4	3,890.1

Average daily production volume:
Natural gas (Mcf/d)	222,810	218,284	4,526
NGLs (Bbls/d)	8,764	7,332	1,432
Oil (Bbls/d)	5,827	4,430	1,397
Total (Mcfe/d)	310,351	288,859	21,492

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the six months ended June 30, 2018 was $3.42 per Mcfe compared to $3.04 per Mcfe during the six months ended June 30, 2017. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs, which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the six months ended June 30, 2018 and 2017 are shown below:

	Six Months Ended June 30,
	2018	2017	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.80	$3.07	$(0.27)
NGLs ($/Bbl)	24.24	21.26	2.98
Oil ($/Bbl)	58.89	45.02	13.87
Total average prices ($/Mcfe)	3.80	3.55	0.25

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.94	$2.94	$—
NGLs ($/Bbl)	23.64	20.23	3.41
Oil ($/Bbl)	52.12	45.11	7.01
Total average prices ($/Mcfe)	3.76	3.42	0.34

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.33	$2.56	$(0.23)
NGLs ($/Bbl)	24.24	21.26	2.98
Oil ($/Bbl)	58.89	45.02	13.87
Total average prices ($/Mcfe)	3.46	3.16	0.30

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.47	$2.43	$0.04
NGLs ($/Bbl)	23.64	20.23	3.41
Oil ($/Bbl)	52.12	45.11	7.01
Total average prices ($/Mcfe)	3.42	3.04	0.38

Brokered natural gas and marketing revenue was $0.4 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease from the prior year period to the current year period was due to increased utilization of our firm transportation capacity for operated production during the six months ended June 30, 2018, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Operating expenses (in thousands)
Lease operating	$16,714	$6,911	$9,803
Transportation, gathering and compression	59,060	61,846	(2,786)
Production and ad valorem taxes	4,623	3,964	659
Depreciation, depletion and amortization	63,916	51,341	12,575
General and administrative	20,454	20,862	(408)
Operating expenses per Mcfe:
Lease operating	$0.30	$0.13	$0.17
Transportation, gathering and compression	1.06	1.19	(0.13)
Production and ad valorem taxes	0.08	0.08	—
Depreciation, depletion and amortization	1.14	0.98	0.16
General and administrative	0.36	0.40	(0.04)

Lease operating expense was $16.7 million in the six months ended June 30, 2018 compared to $6.9 million in the six months ended June 30, 2017. Lease operating expense per Mcfe was $0.30 in the six months ended June 30, 2018 compared to $0.13 in the six months ended June 30, 2017.  The increase of $9.8 million and $0.17 per Mcfe was primarily attributable to increases in salt water disposal and workover expenses during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $59.1 million during the six months ended June 30, 2018 compared to $61.8 million during the six months ended June 30, 2017.  Transportation, gathering and compression expense per Mcfe was $1.06 in the six months ended June 30, 2018 compared to $1.19 in the six months ended June 30, 2017.  The following table details our transportation, gathering and compression expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$19,342	$21,912	$(2,570)
Processing and fractionation	17,322	15,761	1,561
Liquids transportation and stabilization	3,353	4,006	(653)
Marketing	3	18	(15)
Firm transportation	19,040	20,149	(1,109)
	$59,060	$61,846	$(2,786)
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.35	$0.42	$(0.07)
Processing and fractionation	0.31	0.30	0.01
Liquids transportation and stabilization	0.06	0.08	(0.02)
Marketing	—	—	—
Firm transportation	0.34	0.39	(0.05)
	$1.06	$1.19	$(0.13)

The decrease of $2.8 million to transportation, gathering and compression expenses during the six months ended June 30, 2018 was due to lower contractual rates and reduced firm transportation capacity during the six months ended June 30, 2018.  The decrease of $0.13 per Mcfe during the six months ended June 30, 2018 was due to lower contractual rates and fixed costs spread across increased production.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $4.6 million in the six months ended June 30, 2018 compared to $4.0 million in the six months ended June 30, 2017. Production and ad valorem taxes per Mcfe was $0.08 in each of the six months ended June 30, 2018 and 2017.  The increase in aggregate production and ad valorem taxes was primarily due to increased production for the six months ended June 30, 2018.

Depreciation, depletion and amortization was approximately $63.9 million in the six months ended June 30, 2018 compared to $51.3 million in the six months ended June 30, 2017. The increase in the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 was due to the increase in production and proved property costs during the six months ended June 30, 2018. On a per Mcfe basis, DD&A increased to $1.14 in the six months ended June 30, 2018 from $0.98 in the six months ended June 30, 2017, which was predominantly driven by the higher depletion rate resulting from our reserves increasing at a lower rate than our capital cost during the six months ended June 30, 2018.

General and administrative expense was $20.5 million for the six months ended June 30, 2018 compared to $20.9 million for the six months ended June 30, 2017.  General and administrative expense per Mcfe was $0.36 in the six months ended June 30, 2018 compared to $0.40 in the six months ended June 30, 2017.  The decreases of $0.4 million and $0.04 per Mcfe during the six months ended June 30, 2018 when compared to six months ended June 30, 2017 was due to fixed costs spread across increased production as of June 30, 2018 as compared to June 30, 2017.  General and administrative expense included $4.0 million and $4.4 million of stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$477	$2,466	$(1,989)
Exploration	24,898	20,577	4,321
Accretion of asset retirement obligations	317	252	65
(Gain) loss on sale of assets	(1,820)	1	(1,821)

Brokered natural gas and marketing expense was $0.5 million for the six months ended June 30, 2018 compared to $2.5 million for the six months ended June 30, 2017.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease from the six months ended June 30, 2017 to the six months ended June 30, 2018 was due to increased utilization of our firm transportation capacity for operated production during the six months ended June 30, 2018, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $24.9 million for the six months ended June 30, 2018 compared to $20.6 million for the six months ended June 30, 2017. The following table details our exploration-related expenses for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Exploration expenses (in thousands):
Geological and geophysical	$833	$779	$54
Delay rentals	10,302	10,606	(304)
Impairment of unproved properties	13,667	8,250	5,417
Dry hole and other	96	942	(846)
	$24,898	$20,577	$4,321

Delay rentals were $10.3 million for the six months ended June 30, 2018 compared to $10.6 million for the six months ended June 30, 2017.  The decrease in delay rental expenses related to the reduction of converting future lump-sum extension payments into annual delay rentals and increased drilling activity in the six months ended June 30, 2018.

Impairment of unproved properties was $13.7 million for the six months ended June 30, 2018 compared to $8.3 million for the six months ended June 30, 2017. The increase in impairment charges during the six months ended June 30, 2018 was the result of an increase in expected lease expirations due to our planned future drilling activity and the increase in acreage during the year. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Accretion of asset retirement obligations was $0.3 million for each of the six months ended June 30, 2018 and 2017. The accretion expense primarily relates to the asset retirement obligations associated with the number of producing wells.

Other Income (Expense)

Gain (loss) on derivative instruments was ($20.8) million for the six months ended June 30, 2018 compared to $43.3 million for the six months ended June 30, 2017, primarily due to changes in commodity prices during each peiod. Cash payments were approximately $2.3 million and $6.6 million for derivative instruments that settled during the six months ended June 30, 2018 and June 30, 2017.

Interest expense, net was $26.0 million for the six months ended June 30, 2018 compared to $24.7 million for six months ended June 30, 2017. The increase in interest expense primarily related to our increased borrowings under our credit facility during the six months ended June 30, 2018.

Income tax benefit (expense) was not recognized for the six months ended June 30, 2018 and 2017 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

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

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net cash provided by operations in the six months ended June 30, 2018 was $50.8 million compared to $65.4 million in the six months ended June 30, 2017. The decrease in cash provided by operations reflects the changes in working capital and the timing of cash receipts and disbursements, partially offset by higher revenues.

Net cash used in investing activities in the six months ended June 30, 2018 was $114.5 million compared to $166.0 million in the six months ended June 30, 2017.

During the six months ended June 30, 2018, we:

•	spent $124.0 million on capital expenditures for oil and natural gas properties;
•	spent $0.8 million on property and equipment; and
•	received $10.3 million of proceeds relating to the sale of assets.

During the six months ended June 30, 2017, we:

•	spent $166.0 million on capital expenditures for oil and gas properties;
•	spent $0.5 million on property and equipment; and
•	received $0.5 million of proceeds relating to the sale of assets.

Net cash provided by (used in) financing activities in the six months ended June 30, 2018 was $58.5 million compared to ($3.6) million in the six months ended June 30, 2017.

During the six months ended June 30, 2018, we:

•	borrowed $60 million under our revolving credit facility; and
•	withheld from employees shares totaling $1.1 million related to the settlement of equity compensation awards.

During the six months ended June 30, 2017, we:

•	spent $1.3 million related to the incurrence of debt issuance costs from the amendment to the credit agreement governing our revolving credit facility; and
•	withheld from employees shares totaling $2.0 million related to the settlement of equity compensation awards.

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

As of June 30, 2018, we were in compliance with all of our debt covenants under the credit agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at June 30, 2018 and December 31, 2017, excluding discount, totaled $570.5 million and $510.5 million; respectively.  Information related to our credit arrangements is described in “Note 8—Debt” to our consolidated financial statements and is incorporated herein by reference.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of June 30, 2018, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	July 2018 – March 2019	$2.90
	20,000	July 2018 – December 2018	$2.80
	20,000	July 2018 – September 2018	$2.81
	40,000	October 2018 – December 2019	$2.80
	50,000	January 2019 – December 2019	$2.87
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	July 2018 – March 2019	$3.00
Ceiling sold price (call)	30,000	July 2018 – March 2019	$3.40
Floor sold price (put)	30,000	July 2018 – March 2019	$2.50
Floor purchase price (put)	40,000	July 2018 – December 2018	$3.11
Floor purchase price (put)	60,000	July 2018 – December 2018	$2.80
Ceiling sold price (call)	100,000	July 2018 – December 2018	$3.36
Floor sold price (put)	100,000	July 2018 – December 2018	$2.50
Floor purchase price (put)	20,000	October 2018 – December 2019	$2.75
Ceiling sold price (call)	20,000	October 2018 – December 2019	$3.10
Floor sold price (put)	20,000	October 2018 – December 2019	$2.30
Floor purchase price (put)	57,500	January 2019 – December 2019	$2.72
Ceiling sold price (call)	57,500	January 2019 – December 2019	$3.02
Floor sold price (put)	57,500	January 2019 – December 2019	$2.30
Natural Gas Call/Put Options:
Call sold	40,000	July 2018 – December 2018	$3.75
Call sold	30,000	January 2019 – March 2019	$3.50
Call sold	30,000	April 2019 – December 2019	$3.00
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,000	July 2018 – March 2019	$61.00
Oil Three-way Collars:
Floor purchase price (put)	4,000	July 2018 – December 2018	$45.00
Ceiling sold price (call)	4,000	July 2018 – December 2018	$53.47
Floor sold price (put)	4,000	July 2018 – December 2018	$35.00
Floor purchase price (put)	2,000	January 2019 – December 2019	$50.00
Ceiling sold price (call)	2,000	January 2019 – December 2019	$60.56
Floor sold price (put)	2,000	January 2019 – December 2019	$40.00

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley, Capital One N.A., BP Energy Company and KeyBank N.A. We believe all of such institutions currently are an acceptable credit risk. As of June 30, 2018, we did not have any past due receivables from such counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at June 30, 2018. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $22.2 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $23.5 million. A hypothetical 10 percent decrease in future oil prices would increase future earnings related to derivatives by $9.8 million. Similarly, a hypothetical 10 percent increase in future oil prices would decrease future earnings related to derivatives by $10.4 million.

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

Capitalization

As of June 30, 2018 and December 31, 2017, our total debt, excluding debt discount, and capitalization were as follows (in millions):

	June 30, 2018	December 31, 2017
Senior unsecured notes	$510.5	$510.5
Credit facility	60.0	—
Stockholders' equity	643.4	572.4
Total capitalization	$1,213.9	$1,082.9

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of June 30, 2018 and December 31, 2017, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our condensed consolidated balance sheet at June 30, 2018 reflects accrued interest payable of $21.9 million, compared to $21.1 million as of December 31, 2017.

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

Interest Rates

At June 30, 2018 and December 31, 2017, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bear interest at a fixed cash rate of 8.875% and is due semi-annually from the date of issuance.

At June 30, 2018, we had outstanding borrowings of $60 million on our revolving credit facility with interest payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.  We did not have any borrowings on our revolving credit facility as of December 31, 2017.

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

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, it does not normally have a significant effect on our business. We expect our costs in fiscal 2018 to continue to be a function of supply and demand.  Further strengthening of commodity prices could stimulate demand for ancillary services causing service costs to increase.  In the near term, the majority of our service costs are expected to remain flat in 2018 due to previously negotiated drilling, stimulation, and rentals contracts.  Along with these contracts, we have secured quality service equipment and tenured personnel to limit our exposure to increasing service costs and improve operational efficiencies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ thousands	2018	2017	2018	2017
Net income (loss)	$(19,036)	$11,494	$(21,660)	$38,341
Depreciation, depletion and amortization	32,760	25,152	63,916	51,341
Exploration expense	9,620	8,997	24,898	20,577
Stock-based compensation	1,979	2,348	3,960	4,429
Accretion of asset retirement obligations	162	128	317	252
(Gain) loss on sale of assets	(1,553)	6	(1,820)	1
(Gain) loss on derivative instruments	16,577	(18,177)	20,792	(43,274)
Net cash receipts (payments) on settled derivatives	(2,488)	(2,644)	(2,347)	(6,633)
Interest expense, net	13,092	12,285	26,043	24,747
Other (income) expense	—	—	—	19
Adjusted EBITDAX	$51,113	$39,589	$114,099	$89,800

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

We are exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to periodic review. We have not experienced any issues of nonperformance by derivative counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2018, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

August 3, 2018	ECLIPSE RESOURCES CORPORATION (Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt,
Chairman, President and Chief Executive Officer

/s/ Matthew R. DeNezza
Matthew R. DeNezza,
Executive Vice President and Chief Financial Officer