Form 10-Q
period 2018-09-30
Eclipse Resources Corp
filed 2018-11-01
CIK 1600470

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of the registrant’s common stock outstanding at November 1, 2018: 302,535,938 shares

ECLIPSE RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income or losses, projected costs and capital expenditures, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “plan,” “would,” “could,” “endeavor,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are or were, when made, based on our current expectations and assumptions about future events and are or were, when made, based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part II, 1A of this Quarterly Report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2018.

Forward-looking statements may include statements about, among other things:

•	realized prices for natural gas, natural gas liquids (“NGLs”) and oil and the volatility of those prices;
•	write-downs of our natural gas and oil asset values due to declines in commodity prices;
•	our business strategy;
•	our reserves, including the impact of current commodity prices on our estimated year end reserves;
•	general economic conditions;
•	our financial strategy, liquidity and capital required for developing our properties and the timing related thereto;
•	the timing and amount of future production of natural gas, NGLs and oil;
•	our hedging strategy and results;
•	future drilling plans;
•	competition and government regulations, including those related to hydraulic fracturing;
•	the anticipated benefits under our commercial agreements;
•	marketing of natural gas, NGLs and oil;
•	leasehold and business acquisitions, including our proposed acquisition of Blue Ridge Mountain Resources, Inc., a Delaware corporation (“BRMR”), and joint ventures;
•	leasehold terms expiring before production can be established and our costs to extend such terms;
•	the costs, terms and availability of gathering, processing, fractionation and other midstream services;
•	credit markets;
•	uncertainty regarding our future operating results, including initial production rates and liquid yields in our type curve areas; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,412	$17,224
Accounts receivable	125,285	77,609
Assets held for sale	—	206
Other current assets	7,266	12,023
Total current assets	138,963	107,062

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method:
Unproved properties	485,123	459,549
Proved oil and gas properties, net	802,026	647,881
Other property and equipment, net	6,618	6,942
Total property and equipment, net	1,293,767	1,114,372

OTHER NONCURRENT ASSETS
Other assets	1,499	2,093
TOTAL ASSETS	$1,434,229	$1,223,527

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$94,586	$76,174
Accrued capital expenditures	11,619	10,658
Accrued liabilities	62,077	41,662
Accrued interest payable	10,866	21,100
Total current liabilities	179,148	149,594

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	497,087	495,021
Credit facility	99,000	—
Asset retirement obligations	6,903	6,029
Other liabilities	2,816	529
Total liabilities	784,954	651,173
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 302,535,938 and 262,740,355 shares issued and outstanding, respectively	3,043	2,637
Additional paid in capital	2,063,396	1,967,958
Treasury stock, shares at cost; 1,747,624 and 992,315 shares, respectively	(3,357)	(2,096)
Accumulated deficit	(1,413,807)	(1,396,145)
Total stockholders' equity	649,275	572,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,434,229	$1,223,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Natural gas, oil and natural gas liquids sales	$127,179	$91,549	$340,620	$277,174
Brokered natural gas and marketing revenue	2,944	—	3,318	2,428
Total revenues	130,123	91,549	343,938	279,602

OPERATING EXPENSES
Lease operating	5,312	5,032	22,026	11,943
Transportation, gathering and compression	39,066	30,869	98,126	92,715
Production and ad valorem taxes	2,604	2,427	7,226	6,391
Brokered natural gas and marketing expense	3,237	8	3,715	2,474
Depreciation, depletion and amortization	34,270	35,588	98,186	86,929
Exploration	11,328	8,937	36,227	29,514
General and administrative	12,937	11,347	33,391	32,209
Accretion of asset retirement obligations	169	143	486	395
(Gain) loss on sale of assets	6	(13)	(1,814)	(12)
Total operating expenses	108,929	94,338	297,569	262,558
OPERATING INCOME (LOSS)	21,194	(2,789)	46,369	17,044
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(3,263)	(1,889)	(24,055)	41,385
Interest expense, net	(13,932)	(12,016)	(39,975)	(36,763)
Other income (expense)	(1)	—	(1)	(19)
Total other income (expense), net	(17,196)	(13,905)	(64,031)	4,603
INCOME (LOSS) BEFORE INCOME TAXES	3,998	(16,694)	(17,662)	21,647
INCOME TAX BENEFIT (EXPENSE)	—	—	—	—
NET INCOME (LOSS)	$3,998	$(16,694)	$(17,662)	$21,647

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.06)	$(0.06)	$0.08
Diluted	$0.01	$(0.06)	$(0.06)	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	302,154	262,586	299,212	262,044
Diluted	302,548	262,586	299,212	264,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2017	262,740,355	$2,637	$1,967,958	$(2,096)	$(1,396,145)	$572,354
Stock-based compensation	—	—	6,131	—	—	6,131
Equity issuance costs	—	—	(307)	—	—	(307)
Shares of common stock issued in asset acquisition, net of equity issuance costs	37,823,596	378	89,642	—	—	90,020
Issuance of restricted stock	232,143	2	(2)	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	1,739,844	26	(26)	(1,261)	—	(1,261)
Net income (loss)	—	—	—	—	(17,662)	(17,662)
Balances, September 30, 2018	302,535,938	$3,043	$2,063,396	$(3,357)	$(1,413,807)	$649,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECLIPSE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,662)	$21,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	98,186	86,929
Exploration expense	20,827	14,206
Stock-based compensation	6,131	6,857
Accretion of asset retirement obligations	486	395
(Gain) loss on derivative instruments	24,055	(41,385)
Net cash receipts (payments) on settled derivatives	(7,724)	(5,048)
(Gain) loss on sale of assets	(1,814)	(12)
Amortization of deferred financing costs	1,677	1,553
Amortization of debt discount	995	992
Changes in operating assets and liabilities:
Accounts receivable	(48,601)	4,357
Other assets	(2,144)	56
Accounts payable and accrued liabilities	18,989	(3,344)
Net cash provided by operating activities	93,401	87,203
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(210,612)	(254,353)
Capital expenditures for other property and equipment	(892)	(1,901)
Proceeds from sale of assets	10,348	551
Net cash used in investing activities	(201,156)	(255,703)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(108)	(1,657)
Repayments of long-term debt	(381)	(198)
Proceeds from credit facility	99,000	—
Equity issuance costs	(307)	(44)
Employee tax withholding for settlement of equity compensation awards	(1,261)	(2,035)
Net cash provided by (used in) financing activities	96,943	(3,934)
Net increase (decrease) in cash and cash equivalents	(10,812)	(172,434)
Cash and cash equivalents at beginning of period	17,224	201,229
Cash and cash equivalents at end of period	$6,412	$28,795
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$49,280	$46,638
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$388	$565
Additions of other property through debt financing	$174	$—
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$3,988	$27,125
Asset acquisition through stock issuance	$90,020	$—

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of September 30, 2018 or December 31, 2017.

The Company accrues revenue due to timing differences between the delivery of natural gas, NGLs, and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees. The Company had $75.2 million and $52.9 million of accrued revenues, net of certain expenses, at September 30, 2018 and December 31, 2017, respectively, which were included in accounts receivable within the Company’s condensed consolidated balance sheets.

(c) Property and Equipment

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas operations. Acquisition costs for oil and natural gas properties, costs of drilling and equipping productive wells and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense (see “Depreciation, Depletion and Amortization” below).

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	September 30, 2018	December 31, 2017
Oil and natural gas properties:
Unproved	$485,123	$459,549
Proved	2,147,024	1,896,081
Gross oil and natural gas properties	2,632,147	2,355,630
Less accumulated depreciation, depletion and amortization	(1,344,998)	(1,248,200)
Oil and natural gas properties, net	1,287,149	1,107,430
Other property and equipment	14,344	13,508
Less accumulated depreciation	(7,726)	(6,566)
Other property and equipment, net	6,618	6,942
Property and equipment, net	$1,293,767	$1,114,372

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $0.4 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively.  The Company capitalized interest expense totaling $1.4 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Oil

Under the Company’s oil sales contracts, the Company generally sells oil to the purchaser from storage tanks at central stabilization facilities and well pads and collects a contractually agreed upon index price, net of pricing differentials. The Company transfers control of the product from the central stabilization facilities and well pads to the purchaser and recognizes revenue based on the contract price.

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

Disaggregation of Revenue

The following table illustrates the revenue disaggregated by type for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues (in thousands)
Natural gas sales	$65,756	$65,970	$178,648	$187,280
NGL sales	25,074	13,741	63,520	41,954
Oil sales	36,349	11,838	98,452	47,940
Brokered natural gas and marketing revenue	2,944	—	3,318	2,428
Total revenues	$130,123	$91,549	$343,938	$279,602

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

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $75.2 million and $52.9 million at September 30, 2018 and December 31, 2017, respectively.

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances (if any), by product or service as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Receivables by product or service:
Sale of oil and natural gas and related products and services	$75,205	$52,908
Joint interest owners	49,450	23,154
Derivatives	602	1,528
Other	28	19
Total	$125,285	$77,609

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s unsettled commodity derivative contracts was a net liability position of $18.1 million and $5.1 million at September 30, 2018 and December 31, 2017, respectively. Other than, as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are such counterparties required to provide credit support to the Company. As of September 30, 2018 and December 31, 2017, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties totaled approximately $33.8 million and $35.1 million for the three months ended September 30, 2018 and 2017, respectively, and $96.8 million and $85.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation totaled approximately $0.5 million for each of the three months ended September 30, 2018 and 2017, and $1.4 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. This amount is included in DD&A expense in the condensed consolidated statements of operations.

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

The review for impairment of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  There were no impairments of proved properties for the three or nine months ended September 30, 2018 or the three or nine months ended September 30, 2017.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $7.0 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $20.6 million and $12.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in impairment charges during the three and nine months ended September 30, 2018 is the result of an increase in expected lease expirations due to the reduction in the Company’s planned future drilling activity due to the current commodity price environment. These costs are included in exploration expense in the condensed consolidated statements of operations.

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

(k) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% for each of the nine months ended September 30, 2018 and 2017.

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

The following table sets forth the changes in the Company’s ARO liability for the nine months ended September 30, 2018 (in thousands):

Nine Months Ended September 30, 2018
Asset retirement obligations, beginning of period	$6,029
Additional liabilities incurred	388
Accretion	486
Asset retirement obligations, end of period	$6,903

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

(p) Recent Accounting Pronouncements

Recently Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, “Property, Plant and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles—Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted this standard effective January 1, 2018 using the modified retrospective method.  The Company did not recognize a significant impact on its financial position or results of operations.  Upon adoption of this new standard, the Company did not record a cumulative effect adjustment nor did the Company alter its existing information technology and internal controls outside of ongoing contract review processes in order to identify the impact of future revenue contracts entered into by the Company.  Additional disclosures have been included to provide further detail regarding the Company’s revenue recognition policies.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard provides guidance to increase transparency and comparability among organizations and industries by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. An entity will be required to recognize all leases in the statement of financial position as assets and liabilities regardless of the leases classification. These requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company plans to adopt this standard effective January 1, 2019 using the modified retrospective transition method. The Company is evaluating each of its lease arrangements and is currently enhancing its systems to track and calculate additional information necessary for adoption of this standard.  Although the Company believes that the adoption of the standard will result in increases to its assets and liabilities on its consolidated balance sheet as well as changes to the presentation of certain operating expenses on its consolidated statement of operations, the Company has performed a high level identification of agreements covered by this standard and is in the process of implementing a third party sponsored lease accounting information system to facilitate the accounting and financial reporting requirements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments in this update provide an optional transition to not evaluate existing or expired land easements that were not previously accounted for under current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements beginning at the date of adoption. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirement in Topic 842 to assess whether they meet the definition of a lease. The Company is currently evaluating this guidance to determine whether or not to make use of this practical expedient. The Company continues to monitor relevant industry guidance regarding the implementation of the standard.

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

During the nine months ended September 30, 2018, the Company assigned its option to purchase the equity interests of Cardinal Midstream II, LLC (“Cardinal”) to a third party midstream provider.  The third party midstream provider exercised the option and completed its acquisition of Cardinal during July 2018 and the Company is in the process of negotiating a new gathering agreement with the third party midstream provider.

On August 25, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BRMR and Everest Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will merge with and into BRMR (the “Merger”), with BRMR surviving the Merger as a wholly owned subsidiary of the Company. On the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the Merger, each share of BRMR’s common stock issued and outstanding immediately prior to the effective time of the Merger (excluding any Excluded Shares or Dissenting Shares (each as defined in the Merger Agreement)) shall be converted into the right to receive from the Company 4.4259 validly issued, fully-paid and nonassessable shares of the Company’s common stock, subject to adjustment as specified in the Merger Agreement, including to reflect the 15-to-1 reverse stock split of the Company’s common stock to be effected immediately prior to, and conditioned on, the closing of the Merger (the “Eclipse reverse stock split”), resulting in an adjusted exchange ratio of 0.29506 of a share of the Company’s common stock for each share of BRMR’s common stock.

The Merger Agreement contains termination rights for each of the Company and BRMR, including, among others, if the consummation of the Merger does not occur on or before February 28, 2019 (provided certain conditions are met). In connection with the termination of the Merger Agreement under specified circumstances, the Company would be required to pay BRMR a termination fee of $12 million. In connection with the termination of the Merger Agreement under specified circumstances, BRMR would be required to pay the Company a termination fee of either $12 million or $18 million, depending on the circumstances leading to the termination. In connection with the termination of the Merger Agreement by the Company or BRMR in the event BRMR’s stockholders fail to adopt the Merger Agreement (other than following a change of recommendation by the BRMR Board of Directors) or in the event Dissenting Shares exceed 12% of BRMR’s outstanding common stock, BRMR would generally be required to pay the Company $3.25 million in respect of the Company’s costs and expenses in connection with the transaction.

Subject to the satisfaction or waiver of certain customary closing conditions, including the adoption of the Merger Agreement and the approval of the Merger by BRMR stockholders, the transaction is expected to close in the fourth quarter of 2018.

Note 5—Sale of Oil and Natural Gas Property Interests

During the nine months ended September 30, 2017, the Company received approximately $0.5 million from a completed asset sale of approximately 100 acres to a third party.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

During the nine months ended September 30, 2018, the Company received approximately $6.0 million from a completed asset sale of approximately 1,000 acres to a third party. As a result of this sale, the Company recognized a gain of approximately $1.5 million.

During the nine months ended September 30, 2018, the Company received approximately $3.8 million from a completed asset sale of approximately 400 acres to a third party.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

During the nine months ended September 30, 2018, the Company received approximately $0.3 million from an additional completed asset sale of approximately 50 acres to a third party. As a result of this sale, the Company recognized a gain of approximately $0.3 million.

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of September 30, 2018, the Company’s derivative instruments were with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley, Capital One N.A., BP Energy Company and KeyBank N.A. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of September 30, 2018, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	October 2018 – March 2019	$2.90
	20,000	October 2018 – December 2018	$2.80
	40,000	October 2018 – December 2019	$2.80
	50,000	January 2019 – December 2019	$2.87
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	October 2018 – March 2019	$3.00
Ceiling sold price (call)	30,000	October 2018 – March 2019	$3.40
Floor sold price (put)	30,000	October 2018 – March 2019	$2.50
Floor purchase price (put)	40,000	October 2018 – December 2018	$3.11
Floor purchase price (put)	60,000	October 2018 – December 2018	$2.80
Ceiling sold price (call)	100,000	October 2018 – December 2018	$3.36
Floor sold price (put)	100,000	October 2018 – December 2018	$2.50
Floor purchase price (put)	20,000	October 2018 – December 2019	$2.75
Ceiling sold price (call)	20,000	October 2018 – December 2019	$3.10
Floor sold price (put)	20,000	October 2018 – December 2019	$2.30
Floor purchase price (put)	57,500	January 2019 – December 2019	$2.72
Ceiling sold price (call)	57,500	January 2019 – December 2019	$3.02
Floor sold price (put)	57,500	January 2019 – December 2019	$2.30
Natural Gas Call/Put Options:
Call sold	40,000	October 2018 – December 2018	$3.75
Call sold	30,000	January 2019 – March 2019	$3.50
Call sold	30,000	April 2019 – December 2019	$3.00
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,000	October 2018 – March 2019	$61.00
Oil Three-way Collars:
Floor purchase price (put)	4,000	October 2018 – December 2018	$45.00
Ceiling sold price (call)	4,000	October 2018 – December 2018	$53.47
Floor sold price (put)	4,000	October 2018 – December 2018	$35.00
Floor purchase price (put)	2,000	January 2019 – December 2019	$50.00
Ceiling sold price (call)	2,000	January 2019 – December 2019	$60.56
Floor sold price (put)	2,000	January 2019 – December 2019	$40.00

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the condensed consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

As of September 30, 2018	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$3,611	$(821)	$2,790	Other current assets
Commodity derivatives - noncurrent	186	(89)	97	Other assets
Total assets	$3,797	$(910)	$2,887

Liabilities
Commodity derivatives - current	$(19,381)	$821	$(18,560)	Accrued liabilities
Commodity derivatives - noncurrent	(2,551)	89	(2,462)	Other liabilities
Total liabilities	$(21,932)	$910	$(21,022)

As of December 31, 2017	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$15,971	$(6,380)	$9,591	Other current assets
Commodity derivatives - noncurrent	469	(176)	293	Other assets
Total assets	$16,440	$(6,556)	$9,884

Liabilities
Commodity derivatives - current	$(21,256)	$6,380	$(14,876)	Accrued liabilities
Commodity derivatives - noncurrent	(252)	176	(76)	Other liabilities
Total liabilities	$(21,508)	$6,556	$(14,952)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the condensed consolidated statements of operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Commodity derivatives	Gain (loss) on derivative instruments	$(3,263)	$(1,889)	$(24,055)	$41,385

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

	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2018: (in thousands)
Commodity derivative instruments	$—	$(18,135)	$—	$(18,135)
Total	$—	$(18,135)	$—	$(18,135)
As of December 31, 2017: (in thousands)
Commodity derivative instruments	$—	$(5,068)	$—	$(5,068)
Total	$—	$(5,068)	$—	$(5,068)

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

During the three and nine months ended September 30, 2018, the Company amortized $0.9 million and $2.7 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.  The Company amortized $0.8 million and $2.5 million of deferred financing costs and debt discount to interest expense using the effective interest method for the three and nine months ended September 30, 2017, respectively.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at September 30, 2018.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes at September 30, 2018 was $519.6 million.

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

On February 24, 2016, the Company amended the Credit Agreement to, among other things; adjust the quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense, and to permit the sale of certain conventional properties. The amendment to the Credit Agreement also increased the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and required the Company to, within 60 days of the effectiveness of such amendment, execute and deliver additional mortgages on the Company’s oil and gas properties that include at least 90% of its proved reserves.

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

At September 30, 2018, the borrowing base was $225 million and the Company had $99 million in outstanding borrowings under the revolving credit facility. After giving effect to outstanding letters of credit issued by the Company totaling $33.6 million and the outstanding borrowings of $99 million, the Company had available borrowing capacity under the revolving credit facility of $92.4 million at September 30, 2018.  Subsequent to September 30, 2018, the Company borrowed an additional $11 million under its revolving credit facility, which reduced the available borrowing capacity to $81.4 million.  In connection with the closing of the Merger, the Company intends to amend and restate the Credit Agreement in order to, among other things, increase the borrowing base from $225 million to approximately $375 million and extend the maturity date thereof to approximately five years after the closing of the Merger.

The revolving credit facility is secured by mortgages on substantially all of the Company’s properties and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of September 30, 2018. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.5% of the unused facility based on utilization.

Note 9—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense related to matching contributions, classified under general and administrative, of $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 10—Stock-Based Compensation

The Company is authorized to grant up to 25,000,000 shares of common stock under its Amended and Restated 2014 Long-Term Incentive Plan (as amended, the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 7,074,218 shares were available for future grants under the Plan as of September 30, 2018.

Our stock-based compensation expense was as follows for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units	$1,026	$1,351	$3,164	$3,943
Performance units	1,047	987	2,685	2,627
Restricted stock issued to directors	98	90	282	287
Total expense	$2,171	$2,428	$6,131	$6,857

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of September 30, 2018, there was $4.9 million of total unrecognized compensation cost related to outstanding restricted stock units. The weighted average period for the shares to vest is approximately 1 year. A summary of employee restricted stock unit awards activity during the nine months ended September 30, 2018 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2017	4,057,354	$2.48	$9,738
Granted	1,498,524	1.70
Vested	(1,986,104)	2.83
Forfeited	(38,077)	2.11
Total awarded and unvested, September 30, 2018	3,531,697	$1.95	$4,203

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return, as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of September 30, 2018, there was $4.4 million of total unrecognized compensation cost related to outstanding performance units. The weighted average period for the shares to vest is approximately 1 year. A summary of performance stock unit awards activity during the nine months ended September 30, 2018 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2017	3,966,377	$1.82	$11,257
Granted	1,498,524	1.92
Vested	(173,041)	1.83
Forfeited	(60,127)	1.83
Total awarded and unvested, September 30, 2018	5,231,733	$1.85	$—

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s stock price.  Prior to 2018, the volatility estimate was tied to the Company’s public peer group.  The following table presents the assumptions used to determine the fair value for performance stock units granted during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
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

On May 17, 2017, the Company issued an aggregate of 153,192 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which became fully vested on May 17, 2018.  For the three and nine months ended September 30, 2017, the Company recognized expense of approximately $0.1 million and $0.3 million, respectively, related to these awards.  For the nine months ended September 30, 2018, the Company recognized expense of approximately $0.1 million related to these awards.

On May 16, 2018, the Company issued an aggregate of 232,143 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which are scheduled to fully vest on May 16, 2019.  For the three and nine months ended September 30, 2018, the Company recognized expense of approximately $0.1 million and $0.2 million, respectively, related to these awards.  As of September 30, 2018, there was approximately $0.2 million of total unrecognized compensation cost related to outstanding restricted stock issued to the Company’s directors.

Note 11—Earnings (Loss) Per Share

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with any stock awards that have been granted to directors and employees. In accordance with FASB ASC Topic 260, awards of non-vested shares shall be considered to be outstanding as of the grant date for purposes of computing diluted EPS even though their exercise is contingent upon vesting. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is antidilutive.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(in thousands, except per share data)	2018			2017
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic:
Net income (loss), shares, basic	$3,998	302,154	$0.01	$(16,694)	262,586	$(0.06)
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	395		—	—
Diluted:
Net income (loss), shares, diluted	$3,998	302,548	$0.01	$(16,694)	262,586	$(0.06)

	Nine Months Ended September 30,
(in thousands, except per share data)	2018			2017
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic:
Net income (loss), shares, basic	$(17,662)	299,212	$(0.06)	$21,647	262,044	$0.08
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	—		—	2,673
Diluted:
Net income (loss), shares, diluted	$(17,662)	299,212	$(0.06)	$21,647	264,717	$0.08

Note 12—Related Party Transactions

During the three and nine months ended September 30, 2018, the Company incurred approximately $0.2 million and $0.5 million, respectively, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s Chairman, President and Chief Executive Officer.  The Company incurred approximately $0.2 million and $0.4 million related to such services during each of the three and nine months ended September 30, 2017.  The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

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

The Company leases office space under an operating lease that expires in 2024. The Company recognized rent expense of $0.2 million for each of the three months ended September 30, 2018 and 2017, and $0.5 million for each of the nine months ended September 30, 2018 and 2017.

Note 14—Income Tax

For the year ending December 31, 2018, the Company’s annual estimated effective tax rate is forecasted to be 0%, exclusive of discrete items.  The Company expects to incur book income but a tax loss in fiscal year 2018, and thus, no current federal income taxes are anticipated to be paid.  The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to the Company’s year-to-date loss.  On December 22, 2017, the Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, resulted in the reduction in the U.S. statutory rate from 35% to 21%.  For the nine months ended September 30, 2018, the Company’s overall effective tax rate on operations was different than the federal statutory rate of 21% due primarily to valuation allowances and other permanent differences.

The Company’s interest expense deduction has the potential to be limited as a result of the enactment of the Tax Cuts and Jobs Act; however, the impact is anticipated to be minimal as a result of its full valuation allowance.  Future interpretations relating to the passage of the Tax Cuts and Jobs Act which vary from our current interpretation, and possible changes to state tax laws in response to the recently enacted federal legislation, may have a significant effect on our future taxable position.  Due to the complexities involved in the accounting for the enactment of the new law, the SEC Staff Accounting Bulletin (“SAB”) 118 allowed a provisional estimate for the year ended December 31, 2017, which the Company made.  As of September 30, 2018, the Company has not made any material adjustments to its provisional estimate at year-end 2017.  The Company will continue to analyze the impact of the new law and additional impacts will be recorded as they are identified during the measurement period provided for in SAB 118.

In forecasting the 2018 annual estimated effective tax rate, management believes that it should limit any tax benefit suggested by the tax effect of the forecasted book income such that no net deferred tax asset is recorded in 2018. Management reached this conclusion considering several factors such as: (i) the Company’s short tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net tax attribute carryforwards are collectible beyond offsetting existing deferred tax liabilities inherent in the Company’s balance sheet. At this time, the estimated valuation allowance decrease to be recorded in 2018 is $1 million, resulting in an estimated valuation allowance of $213 million as of December 31, 2018.

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

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of September 30, 2018, we had assembled an acreage position approximating 196,500 net acres in Eastern Ohio and 44,400 net acres in Pennsylvania, which excludes any acreage currently pending title. As used in this Quarterly Report, unless the context indicates or otherwise requires, “Eclipse,” “Eclipse Resources,” the “Company,” “we,” “our,” “us” and like terms refer collectively to Eclipse Resources Corporation and its consolidated subsidiaries.

Approximately 134,200 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 14,500 of these net acres are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as our Marcellus Area. We are the operator of approximately 96% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of September 30, 2018, we, or our operating partners, had commenced drilling 251 gross wells within the Utica Core Area and our Marcellus Area, of which 5 gross were top holed, 2 gross were drilling, 6 gross were awaiting completion or were in the process of being completed, and 238 gross had been turned to sales.

As of September 30, 2018, we were operating 2 horizontal rigs in the Utica Core Area. We had average daily production for the three months ended September 30, 2018 of approximately 346.4 MMcfe comprised of approximately 72% natural gas, 17% NGLs and 11% oil.

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

Overview of Results for the Three and Nine Months Ended September 30, 2018

During the three months ended September 30, 2018, we achieved the following financial and operating results:

•	our average daily net production for the three months ended September 30, 2018 was 346.4 MMcfe per day representing a decrease of 2% over the comparable period of the prior year;
•

commenced drilling 5 gross (2.2 net) operated Utica Shale wells, commenced completions of 8 gross (3.5 net) operated Utica Shale wells and turned-to-sales 13 gross (6.8 net) operated Utica Shale wells;

•	recognized net income of $4.0 million for the three months ended September 30, 2018 compared to net loss of ($16.7) million for the three months ended September 30, 2017; and
•

realized Adjusted EBITDAX of $66.8 million for the three months ended September 30, 2018 compared to $45.9 million for three months ended September 30, 2017. Adjusted EBITDAX is a non-GAAP financial measure. See “—Non-GAAP Financial Measure” for more information.

During the nine months ended September 30, 2018, we achieved the following financial and operating results:

•	our average daily net production for the nine months ended September 30, 2018 was 322.5 MMcfe per day representing an increase of 4% over the comparable period of the prior year;
•

commenced drilling 17 gross (7.4 net) operated Utica Shale wells, commenced completions of 25 gross (13.8 net) operated Utica Shale wells and turned-to-sales 27 gross (16.7 net) operated Utica and Marcellus Shale wells;

•	recognized net loss of ($17.7) million for the nine months ended September 30, 2018 compared to net income of $21.6 million for the nine months ended September 30, 2017; and
•

realized Adjusted EBITDAX of $180.9 million for the nine months ended September 30, 2018 compared to $135.7 million for the nine months ended September 30, 2017. Adjusted EBITDAX is a non-GAAP financial measure. See “—Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists the high, low and average daily and monthly settled NYMEX Henry Hub prices for natural gas and the high, low and average daily NYMEX WTI prices for oil for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NYMEX Henry Hub High ($/MMBtu)	$3.12	$3.18	$6.24	$3.71
NYMEX Henry Hub Low ($/MMBtu)	2.73	2.76	2.49	2.44
Average Daily NYMEX Henry Hub ($/MMBtu)	2.93	2.95	2.95	3.01
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	2.90	3.00	2.90	3.17

NYMEX WTI High ($/Bbl)	$74.19	$52.14	$77.41	$54.48
NYMEX WTI Low ($/Bbl)	65.07	44.25	59.20	42.48
Average Daily NYMEX WTI ($/Bbl)	69.69	48.18	66.93	49.30

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

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the twelve months in the period ended September 30, 2018 and held all other factors constant, then our estimated net proved reserves at December 31, 2017 would have increased by approximately 7.5% from our previously reported estimated net proved reserves at such time, including a 0.9% addition of proved developed reserves and a 10.6% addition of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC price of $2.91 per MMBtu for natural gas and $63.43 per Bbl for NGLs and oil. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2017. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at September 30, 2018, cash flows from operations, borrowings under our revolving credit facility, proceeds from asset sales, and proceeds from additional debt and/or equity offerings.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
Revenues (in thousands)
Natural gas sales	$65,756	$65,970	$(214)
NGL sales	25,074	13,741	11,333
Oil sales	36,349	11,838	24,511
Brokered natural gas and marketing revenue	2,944	—	2,944
Total revenues	$130,123	$91,549	$38,574

Our production decreased by approximately 0.6 Bcfe for the three months ended September 30, 2018 over the same period in 2017 due to natural decline and increased drilling activity on our condensate acreage. Our production for the three months ended September 30, 2018 and 2017 is set forth in the following table:

	Three Months Ended September 30,
	2018	2017	Change
Production:
Natural gas (MMcf)	22,979.7	26,716.4	(3,736.7)
NGLs (Mbbls)	906.4	675.6	230.8
Oil (Mbbls)	574.8	281.3	293.5
Total (MMcfe)	31,866.9	32,457.8	(590.9)

Average daily production volume:
Natural gas (Mcf/d)	249,779	290,396	(40,617)
NGLs (Bbls/d)	9,852	7,343	2,509
Oil (Bbls/d)	6,248	3,058	3,190
Total (Mcfe/d)	346,379	352,802	(6,423)

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the three months ended September 30, 2018 was $3.34 per Mcfe compared to $2.59 per Mcfe during the three months ended September 30, 2017. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs, which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended September 30, 2018 and 2017 are shown below:

	Three Months Ended September 30,
	2018	2017	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.86	$2.47	$0.39
NGLs ($/Bbl)	27.66	20.34	7.32
Oil ($/Bbl)	63.24	42.08	21.16
Total average prices ($/Mcfe)	3.99	2.82	1.17

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.89	$2.55	$0.34
NGLs ($/Bbl)	27.66	19.52	8.14
Oil ($/Bbl)	52.67	42.42	10.25
Total average prices ($/Mcfe)	3.82	2.87	0.95

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.19	$2.13	$0.06
NGLs ($/Bbl)	27.66	20.34	7.32
Oil ($/Bbl)	63.24	42.08	21.16
Total average prices ($/Mcfe)	3.51	2.54	0.97

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.22	$2.20	$0.02
NGLs ($/Bbl)	27.66	19.52	8.14
Oil ($/Bbl)	52.67	42.42	10.25
Total average prices ($/Mcfe)	3.34	2.59	0.75

Brokered natural gas and marketing revenue was $2.9 million for the three months ended September 30, 2018 compared to $0.0 million for the three months ended September 30, 2017.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The increase from the three months ended September 30, 2017 to the three months ended September 30, 2018 was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
Operating expenses (in thousands):
Lease operating	$5,312	$5,032	$280
Transportation, gathering and compression	39,066	30,869	8,197
Production and ad valorem taxes	2,604	2,427	177
Depreciation, depletion and amortization	34,270	35,588	(1,318)
General and administrative	12,937	11,347	1,590
Operating expenses per Mcfe:
Lease operating	$0.17	$0.16	$0.01
Transportation, gathering and compression	1.21	0.95	0.26
Production and ad valorem taxes	0.08	0.07	0.01
Depreciation, depletion and amortization	1.08	1.10	(0.02)
General and administrative	0.41	0.35	0.06

Lease operating expense was $5.3 million in the three months ended September 30, 2018 compared to $5.0 million in the three months ended September 30, 2017.  Lease operating expense per Mcfe was $0.17 in the three months ended September 30, 2018 compared to $0.16 in the three months ended September 30, 2017.  The increase of $0.3 million and $0.01 per Mcfe was primarily attributable to increases in salt water disposal expenses for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $39.1 million during the three months ended September 30, 2018 compared to $30.9 million during the three months ended September 30, 2017.  Transportation, gathering and compression expense per Mcfe was $1.21 in the three months ended September 30, 2018 compared to $0.95 in the three months ended September 30, 2017.  The following table details our transportation, gathering and compression expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$10,732	$12,949	$(2,217)
Processing and fractionation	10,588	7,799	2,789
Liquids transportation and stabilization	2,326	1,005	1,321
Marketing	12	6	6
Firm transportation	15,408	9,110	6,298
	$39,066	$30,869	$8,197
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.33	$0.40	$(0.07)
Processing and fractionation	0.33	0.24	0.09
Liquids transportation and stabilization	0.07	0.03	0.04
Marketing	—	—	—
Firm transportation	0.48	0.28	0.20
	$1.21	$0.95	$0.26

The increase of $8.2 million and $0.26 per Mcfe to transportation, gathering and compression expenses during the three months ended September 30, 2018 was primarily due to increased firm transportation capacity and increased liquids production, which was partially offset by lower contractual rates during the three months ended September 30, 2018.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $2.6 million in the three months ended September 30, 2018 compared to $2.4 million in the three months ended September 30, 2017. Production and ad valorem taxes per Mcfe was $0.08 and $0.07 for the three months ended September 30, 2018 and 2017, respectively.  The increase in aggregate production and ad valorem taxes was primarily due to increased well count for the three months ended September 30, 2018.

Depreciation, depletion and amortization was approximately $34.3 million in the three months ended September 30, 2018 compared to $35.6 million in the three months ended September 30, 2017. The decrease in the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 was due to the decrease in production for the three months ended September 30, 2018.  On a per Mcfe basis, DD&A decreased to $1.08 in the three months ended September 30, 2018 from $1.10 in the three months ended September 30, 2017, which was predominantly driven by the lower depletion rate resulting from reserves increasing at a higher rate than capital costs for the three months ended September 30, 2018.

General and administrative expense was $12.9 million for the three months ended September 30, 2018 compared to $11.3 million for the three months ended September 30, 2017.  General and administrative expense per Mcfe was $0.41 in the three months ended September 30, 2018 compared to $0.35 in the three months ended September 30, 2017.  The increase of $1.6 million and $0.06 per Mcfe was primarily related to approximately $3.0 million of expenses related to the pending Merger with BRMR incurred in the three months ended September 30, 2018.  General and administrative expense included $2.2 million and $2.4 million of stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$3,237	$8	$3,229
Exploration	11,328	8,937	2,391
Accretion of asset retirement obligations	169	143	26
(Gain) loss on sale of assets	6	(13)	19

Brokered natural gas and marketing expense was $3.2 million for the three months ended September 30, 2018 compared to less than $0.1 million for the three months ended September 30, 2017.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The increase from the three months ended September 30, 2017 to the three months ended September 30, 2018 was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $11.3 million for the three months ended September 30, 2018 compared to $8.9 million for the three months ended September 30, 2017. The following table details our exploration-related expenses for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
Exploration expenses (in thousands):
Geological and geophysical	$182	$200	$(18)
Delay rentals	4,082	3,723	359
Impairment of unproved properties	6,971	4,125	2,846
Dry hole and other	93	889	(796)
	$11,328	$8,937	$2,391

Delay rentals were $4.1 million for the three months ended September 30, 2018 compared to $3.7 million for the three months ended September 30, 2017.  The increase in delay rental expenses related to the increase of converting future lump-sum extension payments into annual delay rentals during the three months ended September 30, 2018.

Impairment of unproved properties was $7.0 million for the three months ended September 30, 2018 compared to $4.1 million for the three months ended September 30, 2017. The increase in impairment charges during the three months ended September 30, 2018 was the result of an increase in expected lease expirations due to our planned future drilling activity and the increase in acreage during 2018.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Accretion of asset retirement obligations was $0.2 million for the three months ended September 30, 2018 compared to $0.1 million for three months ended September 30, 2017. The accretion expense primarily relates to the asset retirement obligations associated with the number of producing wells.

Other Income (Expense)

Gain (loss) on derivative instruments was ($3.3) million for the three months ended September 30, 2018 compared to ($1.9) million for the three months ended September 30, 2017, primarily due to changes in commodity prices during each period. Cash (payments) receipts were approximately ($5.4) million and $1.5 million for derivative instruments that settled during the three months ended September 30, 2018 and 2017, respectively.

Interest expense, net was $13.9 million for the three months ended September 30, 2018 compared to $12.0 million for three months ended September 30, 2017.  Interest expense increased primarily due to our increased borrowings under our revolving credit facility during the three months ended September 30, 2018.

Income tax benefit (expense) was not recognized for the three months ended September 30, 2018 and 2017 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income, respectively.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Revenues (in thousands)
Natural gas sales	$178,648	$187,280	$(8,632)
NGL sales	63,520	41,954	21,566
Oil sales	98,452	47,940	50,512
Brokered natural gas and marketing revenue	3,318	2,428	890
Total revenues	$343,938	$279,602	$64,336

Our production grew by approximately 3.3 Bcfe for the nine months ended September 30, 2018 over the same period in 2017 as we placed new wells into production. Our production for the nine months ended September 30, 2018 and 2017 is set forth in the following table:

	Nine Months Ended September 30,
	2018	2017	Change
Production:
Natural gas (MMcf)	63,308.4	66,225.8	(2,917.4)
NGLs (Mbbls)	2,492.6	2,002.7	489.9
Oil (Mbbls)	1,629.4	1,083.2	546.2
Total (MMcfe)	88,040.4	84,741.2	3,299.2

Average daily production volume:
Natural gas (Mcf/d)	231,899	242,585	(10,686)
NGLs (Bbls/d)	9,130	7,336	1,794
Oil (Bbls/d)	5,968	3,968	2,000
Total (Mcfe/d)	322,487	310,409	12,078

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the nine months ended September 30, 2018 was $3.39 per Mcfe compared to $2.87 per Mcfe during the nine months ended September 30, 2017. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third-party transportation costs, which are reported in transportation, gathering and compression expense on the accompanying condensed consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the nine months ended September 30, 2018 and 2017 are shown below:

	Nine Months Ended September 30,
	2018	2017	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.82	$2.83	$(0.01)
NGLs ($/Bbl)	25.48	20.95	4.53
Oil ($/Bbl)	60.42	44.26	16.16
Total average prices ($/Mcfe)	3.87	3.27	0.60

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.92	$2.78	$0.14
NGLs ($/Bbl)	25.11	19.99	5.12
Oil ($/Bbl)	52.32	44.41	7.91
Total average prices ($/Mcfe)	3.78	3.21	0.57

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.28	$2.39	$(0.11)
NGLs ($/Bbl)	25.48	20.95	4.53
Oil ($/Bbl)	60.42	44.26	16.16
Total average prices ($/Mcfe)	3.48	2.93	0.55

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.38	$2.34	$0.04
NGLs ($/Bbl)	25.11	19.99	5.12
Oil ($/Bbl)	52.32	44.41	7.91
Total average prices ($/Mcfe)	3.39	2.87	0.52

Brokered natural gas and marketing revenue was $3.3 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The increase from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was due an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Operating expenses (in thousands)
Lease operating	$22,026	$11,943	$10,083
Transportation, gathering and compression	98,126	92,715	5,411
Production and ad valorem taxes	7,226	6,391	835
Depreciation, depletion and amortization	98,186	86,929	11,257
General and administrative	33,391	32,209	1,182
Operating expenses per Mcfe:
Lease operating	$0.25	$0.14	$0.11
Transportation, gathering and compression	1.11	1.10	0.01
Production and ad valorem taxes	0.08	0.08	—
Depreciation, depletion and amortization	1.12	1.03	0.09
General and administrative	0.38	0.38	—

Lease operating expense was $22.0 million in the nine months ended September 30, 2018 compared to $11.9 million in the nine months ended September 30, 2017. Lease operating expense per Mcfe was $0.25 in the nine months ended September 30, 2018 compared to $0.14 in the nine months ended September 30, 2017.  The increase of $10.1 million and $0.11 per Mcfe was primarily attributable to increases in salt water disposal and workover expenses during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $98.1 million during the nine months ended September 30, 2018 compared to $92.7 million during the nine months ended September 30, 2017.  Transportation, gathering and compression expense per Mcfe was $1.11 in the nine months ended September 30, 2018 compared to $1.10 in the nine months ended September 30, 2017.  The following table details our transportation, gathering and compression expenses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$30,075	$34,860	$(4,785)
Processing and fractionation	27,910	23,560	4,350
Liquids transportation and stabilization	5,679	5,011	668
Marketing	15	25	(10)
Firm transportation	34,447	29,259	5,188
	$98,126	$92,715	$5,411
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.34	$0.41	$(0.07)
Processing and fractionation	0.32	0.28	0.04
Liquids transportation and stabilization	0.06	0.06	—
Marketing	—	—	—
Firm transportation	0.39	0.35	0.04
	$1.11	$1.10	$0.01

The increase of $5.4 million and $0.01 per Mcfe to transportation, gathering and compression expenses during the nine months ended September 30, 2018 was primarily due to increased firm transportation capacity and increased liquids production, which was partially offset by lower contractual rates during the nine months ended September 30, 2018.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $7.2 million in the nine months ended September 30, 2018 compared to $6.4 million in the nine months ended September 30, 2017. Production and ad valorem taxes per Mcfe was $0.08 in each of the nine months ended September 30, 2018 and 2017.  The increase in aggregate production and ad valorem taxes was primarily due to increased production for the nine months ended September 30, 2018.

Depreciation, depletion and amortization was approximately $98.2 million in the nine months ended September 30, 2018 compared to $86.9 million in the nine months ended September 30, 2017. The increase in the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 was due to the increase in production and proved property costs during the nine months ended September 30, 2018. On a per Mcfe basis, DD&A increased to $1.12 in the nine months ended September 30, 2018 from $1.03 in the nine months ended September 30, 2017, which was predominantly driven by the higher depletion rate resulting from our reserves increasing at a lower rate than our capital cost during the nine months ended September 30, 2018.

General and administrative expense was $33.4 million for the nine months ended September 30, 2018 compared to $32.2 million for the nine months ended September 30, 2017.  General and administrative expense per Mcfe was $0.38 in each of the nine months ended September 30, 2018 and 2017.  The increase in aggregate general and administrative expense of $1.2 million during the nine months ended September 30, 2018 when compared to nine months ended September 30, 2017 was primarily related to approximately $3.0 million of expenses related to the pending Merger with BRMR incurred in the nine months ended September 30, 2018.  General and administrative expense included $6.1 million and $6.9 million of stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$3,715	$2,474	$1,241
Exploration	36,227	29,514	6,713
Accretion of asset retirement obligations	486	395	91
(Gain) loss on sale of assets	(1,814)	(12)	(1,802)

Brokered natural gas and marketing expense was $3.7 million for the nine months ended September 30, 2018 compared to $2.5 million for the nine months ended September 30, 2017.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The increase from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties during the nine months ended September 30, 2018.

Exploration expense was $36.2 million for the nine months ended September 30, 2018 compared to $29.5 million for the nine months ended September 30, 2017. The following table details our exploration-related expenses for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Exploration expenses (in thousands):
Geological and geophysical	$1,015	$979	$36
Delay rentals	14,385	14,329	56
Impairment of unproved properties	20,638	12,375	8,263
Dry hole and other	189	1,831	(1,642)
	$36,227	$29,514	$6,713

Delay rentals were $14.4 million for the nine months ended September 30, 2018 compared to $14.3 million for the nine months ended September 30, 2017.  The increase in delay rental expenses related to the increase of converting future lump-sum extension payments into annual delay rentals and increased drilling activity in the nine months ended September 30, 2018.

Impairment of unproved properties was $20.6 million for the nine months ended September 30, 2018 compared to $12.4 million for the nine months ended September 30, 2017. The increase in impairment charges during the nine months ended September 30, 2018 was the result of an increase in expected lease expirations due to our planned future drilling activity and the increase in acreage during the year. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Accretion of asset retirement obligations was $0.5 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. The accretion expense primarily relates to the asset retirement obligations associated with the number of producing wells.

(Gain) loss on sale of assets was ($1.8) million for the nine months ended September 30, 2018 compared to less than ($0.1) million for the nine months ended September 30, 2017.  The increase was due primarily to realizing a gain on the sale of approximately 1,000 acres to a third party.

Other Income (Expense)

Gain (loss) on derivative instruments was ($24.1) million for the nine months ended September 30, 2018 compared to $41.4 million for the nine months ended September 30, 2017, primarily due to changes in commodity prices during each period. Cash payments were approximately $7.7 million and $5.0 million for derivative instruments that settled during the nine months ended September 30, 2018 and 2017, respectively.

Interest expense, net was $40.0 million for the nine months ended September 30, 2018 compared to $36.8 million for the nine months ended September 30, 2017. The increase in interest expense primarily related to our increased borrowings under our credit facility during the nine months ended September 30, 2018.

Income tax benefit (expense) was not recognized for the nine months ended September 30, 2018 and 2017 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

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

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net cash provided by operations in the nine months ended September 30, 2018 was $93.4 million compared to $87.2 million in the nine months ended September 30, 2017. The increase in cash provided by operations reflects higher revenues and the timing of cash receipts and disbursements, partially offset by changes in working capital.

Net cash used in investing activities in the nine months ended September 30, 2018 was $201.2 million compared to $255.7 million in the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we:

•	spent $210.6 million on capital expenditures for oil and natural gas properties;
•	spent $0.9 million on property and equipment; and
•	received $10.3 million of proceeds relating to the sale of assets.

During the nine months ended September 30, 2017, we:

•	spent $254.4 million on capital expenditures for oil and gas properties;
•	spent $1.9 million on property and equipment; and
•	received $0.6 million of proceeds relating to the sale of assets.

Net cash provided by (used in) financing activities in the nine months ended September 30, 2018 was $96.9 million compared to ($3.9) million in the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we:

•	borrowed $99 million under our revolving credit facility; and
•	withheld from employees shares totaling $1.2 million related to the settlement of equity compensation awards.

During the nine months ended September 30, 2017, we:

•

spent $1.6 million related to the incurrence of debt issuance costs from the amendment to the Credit Agreement governing our revolving credit facility that, among other things, increased our borrowing base under such revolving credit facility; and

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

As of September 30, 2018, we were in compliance with all of our debt covenants under the Credit Agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at September 30, 2018 and December 31, 2017, excluding discount, totaled $609.5 million and $510.5 million, respectively.  Information related to our credit arrangements is described in “Note 8—Debt” to our consolidated financial statements and is incorporated herein by reference.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of September 30, 2018, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	October 2018 – March 2019	$2.90
	20,000	October 2018 – December 2018	$2.80
	40,000	October 2018 – December 2019	$2.80
	50,000	January 2019 – December 2019	$2.87
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	October 2018 – March 2019	$3.00
Ceiling sold price (call)	30,000	October 2018 – March 2019	$3.40
Floor sold price (put)	30,000	October 2018 – March 2019	$2.50
Floor purchase price (put)	40,000	October 2018 – December 2018	$3.11
Floor purchase price (put)	60,000	October 2018 – December 2018	$2.80
Ceiling sold price (call)	100,000	October 2018 – December 2018	$3.36
Floor sold price (put)	100,000	October 2018 – December 2018	$2.50
Floor purchase price (put)	20,000	October 2018 – December 2019	$2.75
Ceiling sold price (call)	20,000	October 2018 – December 2019	$3.10
Floor sold price (put)	20,000	October 2018 – December 2019	$2.30
Floor purchase price (put)	57,500	January 2019 – December 2019	$2.72
Ceiling sold price (call)	57,500	January 2019 – December 2019	$3.02
Floor sold price (put)	57,500	January 2019 – December 2019	$2.30
Natural Gas Call/Put Options:
Call sold	40,000	October 2018 – December 2018	$3.75
Call sold	30,000	January 2019 – March 2019	$3.50
Call sold	30,000	April 2019 – December 2019	$3.00
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,000	October 2018 – March 2019	$61.00
Oil Three-way Collars:
Floor purchase price (put)	4,000	October 2018 – December 2018	$45.00
Ceiling sold price (call)	4,000	October 2018 – December 2018	$53.47
Floor sold price (put)	4,000	October 2018 – December 2018	$35.00
Floor purchase price (put)	2,000	January 2019 – December 2019	$50.00
Ceiling sold price (call)	2,000	January 2019 – December 2019	$60.56
Floor sold price (put)	2,000	January 2019 – December 2019	$40.00

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, Citibank, Goldman Sachs, Morgan Stanley, Capital One N.A., BP Energy Company and KeyBank N.A. We believe all of such institutions currently are an acceptable credit risk. As of September 30, 2018, we did not have any past due receivables from such counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at September 30, 2018. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $17.9 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $19.3 million. A hypothetical 10 percent decrease in future oil prices would increase future earnings related to derivatives by $7.7 million. Similarly, a hypothetical 10 percent increase in future oil prices would decrease future earnings related to derivatives by $8.2 million.

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

On August 25, 2018, the Company entered into the Merger Agreement with BRMR and Merger Sub, pursuant to which Merger Sub will merge with and into BRMR, with BRMR surviving the Merger as a wholly owned subsidiary of the Company. On the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the Merger, each share of BRMR’s common stock issued and outstanding immediately prior to the effective time of the Merger (excluding any Excluded Shares or Dissenting Shares (each as defined in the Merger Agreement)) shall be converted into the right to receive from the Company 4.4259 validly issued, fully-paid and nonassessable shares of the Company’s common stock, subject to adjustment as specified in the Merger Agreement, including to reflect the Eclipse reverse stock split, resulting in an adjusted exchange ratio of 0.29506 of a share of the Company’s common stock for each share of BRMR’s common stock. In connection with the closing of the Merger, we intend to amend and restate the Credit Agreement governing our revolving credit facility in order to, among other things, increase the borrowing base from $225 million to approximately $375 million and extend the maturity date thereof to approximately five years after the closing of the Merger.

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

Capitalization

As of September 30, 2018 and December 31, 2017, our total debt, excluding debt discount, and capitalization were as follows (in millions):

	September 30, 2018	December 31, 2017
Senior unsecured notes	$510.5	$510.5
Credit facility	99.0	—
Stockholders' equity	649.3	572.4
Total capitalization	$1,258.8	$1,082.9

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of September 30, 2018 and December 31, 2017, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our condensed consolidated balance sheet at September 30, 2018 reflects accrued interest payable of $10.9 million, compared to $21.1 million as of December 31, 2017.

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

Interest Rates

At September 30, 2018 and December 31, 2017, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bear interest at a fixed cash rate of 8.875% and is due semi-annually from the date of issuance.

At September 30, 2018, we had outstanding borrowings of $99 million under our revolving credit facility with interest payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.  We did not have any borrowings under our revolving credit facility as of December 31, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ thousands	2018	2017	2018	2017
Net income (loss)	$3,998	$(16,694)	$(17,662)	$21,647
Depreciation, depletion and amortization	34,270	35,588	98,186	86,929
Exploration expense	11,328	8,937	36,227	29,514
Stock-based compensation	2,171	2,428	6,131	6,857
Accretion of asset retirement obligations	169	143	486	395
(Gain) loss on sale of assets	6	(13)	(1,814)	(12)
(Gain) loss on derivative instruments	3,263	1,889	24,055	(41,385)
Net cash receipts (payments) on settled derivatives	(5,377)	1,585	(7,724)	(5,048)
Interest expense, net	13,932	12,016	39,975	36,763
Merger related expenses	2,993	—	2,993	—
Other (income) expense	1	—	1	19
Adjusted EBITDAX	$66,754	$45,879	$180,854	$135,679

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

We are exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to periodic review. We have not experienced any issues of nonperformance by derivative counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2018, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factors set forth below, you should carefully consider the factors discussed in “Items 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 2, 2018, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

The following risk factors relate to the Merger. For more information on the Merger, please read our Registration Statement on Form S-4 filed with the SEC on October 12, 2018 and any subsequent amendments thereto, as well as any other related information on the Merger that we have filed with the SEC.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions, some of which are beyond the control of the Company and BRMR, that must be satisfied or waived prior to the completion of the Merger. These conditions to the completion of the Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits expected to be achieved if the Merger is successfully completed within its expected time frame.

In addition, if the Merger is not completed on or before February 28, 2019 (provided certain conditions are met), either the Company or BRMR may choose not to proceed with the Merger and terminate the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, the Company and BRMR may elect to terminate the Merger Agreement in certain circumstances as set forth in the Merger Agreement.

Failure to complete the Merger could negatively impact the price of shares of the Company’s common stock, as well as the Company’s future business and financial results.

The Merger Agreement contains a number of conditions, some of which are beyond the control of the Company and BRMR, that must be satisfied or waived prior to the completion of the Merger. There can be no assurance that all of the conditions to the completion of the Merger will be so satisfied or waived. If these conditions are not satisfied or waived, the Company and BRMR will be unable to complete the Merger.

If the Merger is not completed for any reason, including the failure to receive the required approvals of the BRMR stockholders, the Company’s business and financial results may be adversely affected, including as follows:

•	the Company may experience negative reactions from the financial markets, including negative impacts on the market price of the Company’s common stock;

•	the manner in which customers, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect the Company’s operations;

•	the Company may become subject to litigation related to the failure to complete the Merger;

•	the Company may experience negative reactions from employees; and

•

the Company will have expended time and resources that could otherwise have been spent on the Company’s existing business and the pursuit of other opportunities that could have been beneficial to the Company, and the Company’s ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Merger Agreement is terminated and the Company’s Board of Directors seeks an alternative transaction, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. If the Merger Agreement is terminated under specified circumstances, either the Company or BRMR may be required to pay the other party a termination fee or other termination-related payment.

Required regulatory approvals of the New York Stock Exchange (the “NYSE”) may not be received, may take longer than expected to be received or may impose conditions that are not presently anticipated or cannot be met.

Completion of the Merger is conditioned upon the approval by the NYSE of the listing of the shares of the Company’s common stock to be issued in the Merger upon official notice of issuance. Moreover, approval by the NYSE will be required in connection with the Eclipse reverse stock split. There can be no assurance that such approval will be obtained and that the other conditions to completing the Merger will be satisfied.

The Company will be subject to business uncertainties while the Merger is pending, which could adversely affect its business.

Uncertainty about the effect of the Merger on management personnel, key employees, skilled workers, customers and contractual counterparties may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain or motivate management personnel, key employees or skilled workers until the Merger is completed and for a period of time thereafter, and could cause customers, contractual counterparties and others that deal with the Company and BRMR to seek to change their existing business relationships with the Company. Retention of management personnel, key employees and skilled workers at the Company may be particularly challenging during the pendency of the Merger, as such persons may experience uncertainty about their roles with the combined company following the Merger. In addition, the Merger Agreement restricts the Company from entering into certain transactions and taking other specified actions without the consent of the other party, and generally requires each party to continue its operations in the ordinary course, until completion of the Merger. These restrictions could be in place for an extended period of time if completion of the Merger is delayed. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Merger may not be accretive, and may be dilutive, to the Company’s earnings per share, which may negatively affect the market price of the Company’s common stock.

If the Merger is completed, shares of the Company’s common stock will be issued in the Merger. The issuance of these new shares of the Company’s common stock could have the effect of depressing the market price of the Company’s common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, the Company’s earnings per share could cause the price of shares of the Company’s common stock to decline or increase at a reduced rate.

The Company will incur significant transaction and Merger-related costs in connection with the Merger, which may be in excess of those anticipated by the Company.

The Company has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger, integrating the operations of the two companies and achieving desired synergies. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees.

The Company will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. The Company will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow the Company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. For additional information, see the risk factor entitled “The integration of BRMR into the Company may not be as successful as anticipated” below.

The fees and costs described above have been, and will continue to be, substantial, are difficult to estimate, and the timing and amounts of such fees and costs may be different than are currently anticipated by the Company.

Many of these fees and costs will be borne by the Company even if the Merger is not completed.

Completion of the Merger may trigger change in control, anti-assignment or other provisions in certain agreements to which the Company is a party.

The completion of the Merger may trigger change in control, anti-assignment or other provisions in certain agreements to which the Company is a party. If the Company is unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages or other remedies. Even if the Company is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Company. Any such termination, remedies or renegotiated terms could adversely affect the Company’s business, financial condition or results of operations.

The combined company’s current or future debt may limit its financial flexibility.

As of September 30, 2018, the Company had $99 million outstanding under its revolving credit facility and a total of $510.5 million in principal amount of senior unsecured notes. As of September 30, 2018, BRMR had $25 million outstanding under its senior term loan facility. In connection with the closing of the Merger, it is anticipated that the revolving credit facility of the Company will be amended and restated and that BRMR’s senior term loan facility will be repaid in full and terminated. The combined company may incur additional debt from time to time in connection with the financing of operations, acquisitions, recapitalizations and refinancings. The level of the combined company’s debt could have several important effects on future operations, including, among others:

•	a significant portion of the combined company’s income from operations may be applied to the payment of principal and interest on the debt and will not be available for other purposes;

•

covenants contained in the combined company’s existing and future debt arrangements may require the combined company to meet financial tests that may affect its flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

•

the combined company’s ability to obtain additional financing for capital expenditures, acquisitions, general corporate and other purposes may be limited or burdened by increased costs or more restrictive covenants;

•	the combined company may not be able to refinance or extend the term of the existing debt on favorable terms or at all which would have a material adverse effect on its ability to continue operations;

•	the combined company may be at a competitive disadvantage to similar companies that have less debt;

•	the combined company’s vulnerability to adverse economic and industry conditions may increase; and

•	the combined company may face limitations on its flexibility to plan for and react to changes in its business and the industries in which it operates.

The impact of the recent significant federal tax reform on the combined company is uncertain and may significantly affect the operations of the combined company after the Merger.

On December 22, 2017, the President signed the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) into law. The TCJA makes broad and complex changes to the Code and includes significant provisions that may impact income taxes in future years including: (1) the reduction in the U.S. federal corporate tax rate from 35% to 21%; (2) the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income; (3) the limitation on utilization of net operating losses (“NOLs”) generated after the 2017 tax year to 80% of taxable income; (4) the unlimited carryforward of NOLs generated after the 2017 tax year; (5) the repeal of the corporate alternative minimum tax; (6) temporary 100% expensing of certain business assets; (7) additional limitations on certain general and administrative expenses; and (8) changes in determining the excessive compensation limitation. The Company and BRMR continue to evaluate the impact of the TCJA on the combined company’s business. Future interpretations of the TCJA, which may vary from the Company’s current interpretation, and possible changes to state tax laws in response to the recently enacted federal legislation, may have a significant effect on the combined company and may, in certain cases, be adverse to the operation of the business of the combined company.

The integration of BRMR into the Company may not be as successful as anticipated.

The Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks, potential liabilities associated with the acquired businesses, and uncertainties related to design, operation and integration of BRMR’s internal control over financial reporting. Difficulties or delays in integrating BRMR into the Company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies or other anticipated benefits of the Merger and could adversely affect the combined company’s business, financial condition or results of operations. The Company’s existing business could also be negatively impacted by the Merger. Potential difficulties or delays that may be encountered in the integration process include, among other factors:

•

the inability to successfully integrate the businesses of BRMR into the Company in a manner that permits the combined company to achieve the full expense-related efficiencies and operational and other synergies anticipated from the Merger;

•	complexities associated with managing the larger, more complex, integrated business;

•	integrating personnel from the two companies and the loss of management personnel, key employees or skilled workers;

•

potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger, including one-time cash costs to integrate the two companies that may exceed the anticipated range of such one-time cash costs that the Company and BRMR estimated as of the date of the execution of the Merger agreement;

•	integrating relationships with customers, vendors and business partners;

•

performance shortfalls or damage to business relationships as a result of the diversion of management’s attention caused by completing the Merger and integrating BRMR’s operations into the Company; and

•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

The combined company’s results may suffer if it does not effectively manage its expanded operations following the Merger.

Following completion of the Merger, the combined company’s success will depend, in part, on its ability to manage its expansion, which poses numerous risks and uncertainties and challenges for management, including the need to integrate the operations and businesses of the Company and BRMR in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners. There can be no assurance that the combined company will be successful in these efforts.

Business challenges currently faced by one company may negatively impact the combined company.

To the extent that either the Company or BRMR has or is perceived to have any operational or other business challenges, those challenges may raise concerns by existing customers, vendors or business partners of the other company following the Merger, which may adversely impact the combined company’s relationship with such parties.

Even if the Company and BRMR complete the Merger, the combined company may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated expense-related efficiencies and other anticipated benefits from combining the Company’s and BRMR’s businesses, including operational and other synergies that the Company and BRMR believe the combined company will achieve. The anticipated expense-related efficiencies and other anticipated benefits of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company and BRMR do not currently foresee. The integration process may, for each of the Company and BRMR, result in the loss of management personnel, key employees or skilled workers, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence.

Uncertainties associated with the Merger may cause a loss of management personnel, key employees and skilled workers, which could adversely affect the future business and operations of the combined company.

The Company and BRMR are dependent on the experience and industry knowledge of their management personnel, key employees and skilled workers to execute their business plans. Each company’s success until the Merger and the combined company’s success after the Merger will depend in part upon the ability of the Company and BRMR to attract, retain and motivate management personnel, key employees and skilled workers. Current and prospective management personnel, key employees and skilled workers of the Company and BRMR may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the ability of each of the Company and BRMR to attract, retain or motivate management personnel, key employees or skilled workers. Accordingly, no assurance can be given that the combined company will be able to attract, retain or motivate management personnel, key employees or skilled workers of the Company and BRMR to the same extent that the Company and BRMR have previously been able to attract, retain and motivate their own management personnel, key employees and skilled workers.

The market price of the Company’s common stock may decline in the future as a result of the sale of shares of the Company’s common stock held by former BRMR stockholders or current stockholders of the Company.

If the Merger is completed, the Company will issue shares of the Company’s common stock to BRMR stockholders and holders of BRMR equity awards in connection with the Merger. Following their receipt of such shares of the Company’s common stock, former BRMR stockholders and former holders of BRMR equity awards may seek to sell the shares of the Company’s common stock delivered to them and, with certain exceptions, the Merger Agreement and the documents ancillary thereto contain no restriction on the ability of former BRMR stockholders and former holders of BRMR equity awards to sell such shares of the Company’s common stock following completion of the Merger. Other Company stockholders, with certain exceptions, may also seek to sell shares of the Company’s common stock held by them following, or in anticipation of, completion of the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of the Company’s common stock, may affect the market for, and the market price of, the Company’s common stock in an adverse manner.

The combined company may record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined company in the future.

The Merger will be accounted for as an acquisition by the Company in accordance with U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of BRMR and its subsidiaries will be recorded, as of completion of the Merger, at their respective estimated fair values and added to those of the Company. The reported financial condition and results of operations of the Company for periods after completion of the Merger will reflect BRMR balances and results after completion of the Merger but will not be restated retroactively to reflect the historical financial condition or results of operations of BRMR for periods prior to the Merger.

Under the acquisition method of accounting, the total purchase price will be allocated to BRMR’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the Merger. The excess of the purchase price over those fair values may be recorded as goodwill. While the Company and BRMR do not expect that the Merger will result in the creation of goodwill based upon the application of the acquisition method of accounting, the purchase price allocation analysis has not been finalized. To the extent goodwill or intangible assets are booked and the value of goodwill or intangibles becomes impaired, the combined company may be required to incur material non-cash charges relating to such impairment. The combined company’s results of operations may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

Following the completion of the Merger, the Company may incorporate BRMR’s hedging activities into the Company’s business, and the Company may be exposed to additional commodity price risks arising from such hedges.

To mitigate its exposure to changes in commodity prices, BRMR hedges crude oil, natural gas and NGL prices from time to time, primarily through the use of certain derivative instruments. If the Company assumes existing BRMR hedges, the Company will bear the economic impact of all of BRMR’s current hedges following the completion of the Merger. Actual crude oil, natural gas and NGL prices may differ from the combined company’s expectations and, as a result, such hedges may or may not have a negative impact on the business of the combined company.

The Company and BRMR may be targets of securities class actions and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class actions and derivative lawsuits are often brought against public and private companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert director, management and employee time and resources. The Company and BRMR cannot predict the outcome of any securities class action or derivative lawsuit, nor can the Company and BRMR predict the time and expense that will be required to resolve any such proceeding or the extent to which such expense may be covered by applicable insurance policies. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect the Company’s business, financial position and results of operation.

The Company’s and BRMR’s ability to use their respective net operating losses and other tax attributes to offset future income will become subject to certain limitations.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) generally serves to limit the use of acquired tax attributes over their fair market values after the effective time of an “ownership change” of the stock of a C corporation with these traits (such corporation is referred to as a “loss corporation”). Tax losses and certain other attributes discussed below (“tax attributes”) on hand at the time of an ownership change are referred to as “pre-change losses.” These tax attributes are subject to an annual limitation based upon the product of: (i) the fair market value of the loss corporation’s stock immediately before the ownership change multiplied by (ii) a federally published rate (the “long-term tax exempt rate”), which is currently 2.29%. An ownership change generally occurs when there are cumulative exchanges of more than 50% of a loss corporation’s stock held by 5% or greater shareholders within a 36-month look-back period. The annual limitation of a loss corporation may be increased where the entity had a net unrealized built-in gain at the time of the ownership change, meaning that the fair market value of its assets exceeded their tax bases by more than 15% and such assets are disposed of at a gain or depreciated/depleted (on the portion of tax basis in excess of their fair market values) within 5 years of the ownership change. Conversely, loss corporations with a net unrealized built-in loss (“NUBIL”) at the time of the ownership change, meaning that the fair market value of its assets were less than their tax bases by more than 15%, must treat a disposition loss or similar depreciation/depletion within the 5 year post-ownership change period as a pre-change loss like a net operating loss for purposes of the Code Section 382 limitation.

BRMR underwent an ownership change when it emerged from bankruptcy on May 6, 2016 and will undergo a second ownership change at the effective time of the Merger. Additionally, as a result of the bankruptcy, BRMR reduced its tax attributes at the effective time of its discharge pursuant to its plan of reorganization as required by Section 382(l)(6) of the Code. As such, the tax attributes of BRMR will be subject to two annual limitations: (i) one based on its post-discharge equity value under Section 382(l)(6) of the Code; and (ii) a second annual limitation (on additional tax attributes generated since the bankruptcy but prior to the Merger) based upon the fair market value of its stock immediately before the Merger.

The Company has not incurred an ownership change since inception, but is expected to as a result of the Merger. As such, the Company will be subject to its own separate ownership change based upon the fair market value of its stock immediately before the effective time of the Merger. Additionally, at this time, the Company’s management expects that each of BRMR and the Company will have NUBILs on their respective assets for federal income tax purposes. As a result of the above described statutory limitations on the use of tax attributes post-Merger and other market considerations, the Company’s management has concluded that recording a valuation allowance in an amount equal to the net deferred tax assets resulting from both acquired and historic tax attributes is appropriate. The presence of this valuation allowance on the BRMR net tax attributes means that there is no effect on purchase accounting of the acquired tax attributes from its acquisition by the Company. Further, there is no effect on the Company’s current period or 2018 annual earnings from the income tax effect of the Merger, as no income tax benefit has been nor is expected to be recorded. Should the future judgment of the Company’s management change with respect to the post-Merger recoverability of either of BRMR’s or the Company’s net tax attributes, the effect of such changes would be recorded in income from continuing operations in the period of such change in judgment.

There are risks associated with the proposed Eclipse reverse stock split, including that the reverse stock split may not result in a proportionate increase in the per share price of the Company’s common stock.

If the Merger is completed, the Company will effect a 15-to-1 reverse stock split immediately before the Merger. The Company cannot predict whether or to what extent the Eclipse reverse stock split will proportionately increase the market price of the Company’s common stock. The market price of the Company’s common stock will be based on the Company’s performance and other factors, including broader market conditions, which are unrelated to the number of shares of the Company’s common stock outstanding.

Item 6.	Exhibits

See the list of exhibits below in the index to exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ECLIPSE RESOURCES CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description

2.1+

Agreement and Plan of Merger, dated as of August 25, 2018, among Eclipse Resources Corporation, Everest Merger Sub Inc., and Blue Ridge Mountain Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

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

10.1

Voting Agreement, dated as of August 25, 2018, among Eclipse Resources Corporation, Blue Ridge Mountain Resources, Inc., and the stockholders of Blue Ridge Mountain Resources, Inc. party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.2

Voting Agreement, dated as of August 25, 2018, among Eclipse Resources Corporation, Blue Ridge Mountain Resources, Inc., and the stockholders of Eclipse Resources Corporation party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.3

Lock-Up Agreement, dated as of August 25, 2018, from the stockholders of Eclipse Resources Corporation party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.4

Form of Lock-Up Agreement from the stockholders of Blue Ridge Mountain Resources, Inc. party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.5

Board Observation Agreement, dated as of August 25, 2018, by and among Eclipse Resources Corporation, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., and EnCap Energy Capital Fund IX, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.6†

Separation and Release Agreement, dated as of August 24, 2018, by and among Eclipse Resources Corporation and Benjamin W. Hulburt (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.7†

Separation and Release Agreement, dated as of August 24, 2018, by and among Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.8†

Separation and Release Agreement, dated as of August 24, 2018, by and among Eclipse Resources Corporation and Christopher K. Hulburt (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Eclipse Resources Corporation agrees to furnish a copy of such schedules, or any section thereof, to the SEC upon request.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
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

November 1, 2018	ECLIPSE RESOURCES CORPORATION (Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt,
Chairman, President and Chief Executive Officer

/s/ Matthew R. DeNezza
Matthew R. DeNezza,
Executive Vice President and Chief Financial Officer