Form 10-K/A
period 2017-12-31
Eclipse Resources Corp
filed 2018-12-07
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K of Eclipse Resources Corporation (the “Company”) for the fiscal year ended December 31, 2017, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2018 (the “Original Filing”), is being filed solely to correct an inconsistent statement in the reserve report (the “Reserve Report”) of Netherland, Sewell & Associates, Inc., the Company’s independent petroleum engineers (“NSAI”), filed by the Company as Exhibit 99.1 to the Original Filing, regarding the extent to which the Reserve Report takes into account future contractual arrangements for firm transportation costs. The Company is filing the corrected Exhibit 99.1 with this Amendment No. 1, together with the consent of NSAI included as Exhibit 23.2 with this Amendment No. 1. Specifically, the statement “Additionally, we have made no investigation of any firm transportation contracts that may be in place for these properties; no adjustments have been made to our estimates of future revenue to account for such contracts.” on page 2 of such Reserve Report was changed to read “Additionally, we have made no specific investigation of any current or future firm transportation contracts that may be in place for these properties. Our estimates of future net revenue include fees and pricing effects related to these contracts to the extent that such costs and prices are accounted for in the field- and lease-level accounting statements.” There were no other changes to the Reserve Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

Item 15.	Exhibits, Financial Statement Schedules

(1)	Financial Statements:

The consolidated financial statements are listed on the Index to Financial Statements beginning on page F-1 of the Original Filing. The consolidated financial statements were previously filed with the Original Filing.

(2)	Financial Statement Schedules:

No financial statement schedules are submitted because of the absence of the conditions under which they are required, the required information is insignificant or because the required information is included in the consolidated financial statements.

(3)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

2.1#	Purchase and Sale Agreement, dated December 8, 2017, between Travis Peak Resources, LLC, Eclipse Resources-PA, LP, and Eclipse Resources Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2017).

2.2#	Option Agreement, dated as of December 8, 2017, by and among Cardinal Midstream II, LLC, Cardinal NE Holdings, LLC, Cardinal NE Midstream, LLC, Eclipse Resources Corporation, Eclipse Resources Midstream, LP, and Eclipse Resources-PA, LP (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2017).

2.3#	Participation Agreement, dated December 22, 2017, by and among Eclipse Resources I, LP, Eclipse Resources-Ohio, LLC, and SEG-ECR LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2017). +

3.1	Amended and Restated Certificate of Incorporation of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

3.2	Form of Amended and Restated Bylaws of Eclipse Resources Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

4.1	Stockholders Agreement, dated June 25, 2014, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P. and Eclipse Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014).

4.2	Amended and Restated Registration Rights Agreement, dated January 28, 2015, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., Eclipse Management, L.P., Buckeye Investors L.P., GSO Capital Opportunities Fund II (Luxembourg) S.à.r.l., Fir Tree Value Master Fund, L.P., Luxor Capital Partners, LP and Luxor Capital Partners Offshore Master Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

4.3	Form of Common Stock Certificate of Eclipse Resources Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 2, 2014).

4.4	Indenture, dated as of July 6, 2015, between Eclipse Resources Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015).

4.5	Registration Rights Agreement, dated as of January 18, 2018, by and among Eclipse Resources Corporation, Eclipse Resources-PA, LP, and Travis Peak Resources, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2018).

10.1	Second Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2015).

10.2	First Amendment to Second Amended and Restated Credit Agreement, dated January 21, 2016, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2016).

10.3	Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 24, 2016, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2016).

10.4	Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 24, 2017, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2017).

10.5	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 1, 2017, by and among Eclipse Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2017).

10.6†	Eclipse Resources Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

10.7†	Eclipse Resources Corporation 2014 Long-Term Incentive Plan, as amended by the First Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2017).

10.8	Master Reorganization Agreement, dated June 6, 2014, by and among Eclipse Resources I, LP, Eclipse GP, LLC, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P., Eclipse Management, L.P., Eclipse Resources Holdings, L.P., Eclipse Resources Corporation and Benjamin W. Hulburt, Christopher K. Hulburt and Thomas S. Liberatore (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 9, 2014).

10.9†	Form of Indemnification Agreement for Eclipse Resources Corporation Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 2, 2014).

10.10†	Amended and Restated Executive Employment Agreement, dated as of August 17, 2017, by and between Eclipse Resources Corporation and Benjamin W. Hulburt (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017).

10.11†	Amended and Restated Executive Employment Agreement, dated as of August 17, 2017, by and between Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017).

10.12†	Amended and Restated Executive Employment Agreement, dated as of August 17, 2017, by and between Eclipse Resources Corporation and Christopher K. Hulburt (incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017).

10.13†	Amended and Restated Executive Employment Agreement, dated as of January 1, 2017, by and between Eclipse Resources Corporation and Oleg Tolmachev (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2017).

10.14	Securities Purchase Agreement, dated as of December 27, 2014, by and between Eclipse Resources Corporation, CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., Buckeye Investors L.P., GSO Capital Opportunities Fund II L.P., GSO Eclipse Holdings I LP, Fir Tree Value Master Fund, L.P., Luxor Capital Partners, LP and Luxor Capital Partners Offshore Master Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2014).

10.15†	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.16†	Form of Performance Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.17†	Form of Restricted Stock Unit Award Agreement for 2015 Bonuses (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.18†	Form of Performance Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2016).

21.1ƒ	List of Subsidiaries of Eclipse Resources Corporation.

23.1ƒ	Consent of Grant Thornton LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1ƒ	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2ƒ	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

31.3*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241) with respect to this Amendment No. 1.

31.4*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241) with respect to this Amendment No. 1.

32.1ƒƒ	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2ƒƒ	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1**	Netherland Sewell & Associates, Inc., Summary of Reserves for Unconventional Properties as of December 31, 2017 (Eclipse Resources Corporation).

99.2	Netherland Sewell & Associates, Inc., Summary of Reserves for Unconventional Properties as of December 31, 2016 (Eclipse Resources Corporation) (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2017).

99.3	Netherland Sewell & Associates, Inc., Summary of Reserves for Unconventional Properties as of December 31, 2015 (Eclipse Resources Corporation) (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016).

99.4	Netherland Sewell & Associates, Inc., Summary of Reserves for Conventional Properties as of December 31, 2015 (Eclipse Resources Corporation) (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016).

101.INSƒ	XBRL Instance Document.

101.SCHƒ	XBRL Taxonomy Extension Schema Document.

101.CALƒ	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEFƒ	XBRL Taxonomy Extension Definition Linkbase Document.

101.LABƒ	XBRL Taxonomy Extension Label Linkbase Document.

101.PREƒ	XBRL Taxonomy Extension Presentation Linkbase Document.

#

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to this agreement have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

*	Filed herewith.
**	Refiled herewith to make the changes described in the Explanatory Note included in this Amendment No. 1.
ƒ	Filed with the Original Filing.
ƒƒ	Furnished with the Original Filing.
+	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act, which portions have been omitted and filed separately with the SEC.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 7, 2018	ECLIPSE RESOURCES CORPORATION (Registrant)

/s/ Benjamin W. Hulburt
Benjamin W. Hulburt Chairman, President and Chief Executive Officer