Form 10-K
period 2018-12-31
Montage Resources Corp
filed 2019-03-15
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36511

Montage Resources Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-4812998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 West John Carpenter Freeway, Suite 300 Irving, TX	75039
(Address of principal executive offices)	(Zip code)

(469) 444-1647

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the most recently completed second fiscal quarter, was approximately $140 million.

Number of shares of the registrant’s common stock outstanding at March 13, 2019: 35,193,719 shares.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	“Developed acreage” refers to the number of acres that are allocated or assignable to productive wells or wells capable of production;
•	“Differential” refers to an adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas;
•	“Dry Gas” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content between 1,010 Btu and 1,150 Btu with no initial condensate yield;
•	“Dth” refers to a thermal unit, and is equal to one million Btus;
•	“Dth/d” refers to Dths per day;
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

•	“Formation” refers to a layer of rock that has distinct characteristics that differs from nearby rock;
•	“Gal” refers to gallons;
•	“Gal/d” refers to gallons per day;
•	“Gross acres” or “gross wells” refers to the total acres or wells, as the case may be, in which a working interest is owned;
•	“Horizontal drilling” refers to a drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval;
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

•

“Rich Condensate” or “Rich Condensate Window” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content greater than 1,300 Btu, with an initial condensate yield of approximately 80 to 200 barrels per MMcf of natural gas produced;

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

v

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

•	“WTI” refers to West Texas Intermediate; and
•	The terms “development project,” “development well,” “exploratory well,” “proved developed reserves,” “proved reserves” and “reserves” are defined by the SEC.

PART I

Items 1 and 2.	Business and Properties

Our Company

Montage Resources Corporation, a Delaware corporation formed in 2014, is an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of December 31, 2018, we had assembled an acreage position approximating 241,000 net acres in Ohio and Pennsylvania.  We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.  As used in this Annual Report, unless the context indicates or otherwise requires, “Montage” “Montage Resources,” the “Company,” “we,” “our,” “us” and like terms refer collectively to Montage Resources Corporation and its consolidated subsidiaries.

Our Properties

As of December 31, 2018, we had approximately 134,000 net acres in the Utica Shale fairway, which we refer to as the Utica Core Area and approximately 14,500 net acres of stacked pay opportunity in our Marcellus Area.  We are the operator of approximately 94% of our proved reserves within the Utica Core Area and our Marcellus Area. Additionally, we own approximately 107,000 net acres (which are approximately 94% held by production) outside of the Utica Core Area that may be prospective for the oil window of the Utica Shale.

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

Indian Castle/Flat Creek Shales

The Indian Castle and Flat Creek Shales consist of organic-rich black shale, and we refer to them collectively as the “Flat Castle” area.  They are Ordovician in age and are correlative to the Utica, Point Pleasant and Logana Shales of Ohio.  The core of the area is located in Tioga County, Pennsylvania.  The top of the Flat Castle area is between 9,500 and 10,500 feet deep.  As of December 31, 2018, we had approximate 45,000 net acres in the core of the area.  The shales in the Flat Castle area are very mature and produce Dry Gas in the area.

Marcellus Shale

The Marcellus Shale consists of organic-rich black shale, with most production occurring at vertical depths between 5,000 and 8,000 feet.  As of December 31, 2018, we had approximately 14,500 net acres of stacked pay opportunity in the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as our Marcellus Area. The reservoir underlying this acreage is less thermally mature than the Marcellus Shale in Southwestern Pennsylvania, and consequently, we believe natural gas production from this area will yield significant NGLs and condensate.

Activity

Through December 31, 2018, we, or our operating partners, had commenced drilling 256 gross (136.1 net) wells within the Utica Core Area and our Marcellus Area, which are summarized below:

	Operated Gross Wells				Non-Operated Gross Wells
Type Curve Area(1)	Producing to Sales(2)	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling	Producing to Sales	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling
Dry Gas	50	—	10	2	29	—	—	—
Rich Gas	—	—	—	—	22	—	—	—
Condensate	78	—	2	2	55	—	—	—
Flat Castle	2	—	—	—	—	—	—	—
Total Utica Core Area	130	—	12	4	106	—	—	—
Marcellus Condensate(2)	3	—	—	—	1	—	—	—
Marcellus Area	3	—	—	—	1	—	—	—
Total	133	—	12	4	107	—	—	—

	Operated Net Wells				Non-Operated Net Wells
Type Curve Area(1)	Producing to Sales(2)	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling	Producing to Sales	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling
Dry Gas	39.4	—	4.9	1.7	2.7	—	—	—
Rich Gas	—	—	—	—	2.8	—	—	—
Condensate	65.0	—	1.6	1.7	11.6	—	—	—
Flat Castle	2.0	—	—	—	—	—	—	—
Total Utica Core Area	106.4	—	6.5	3.4	17.1	—	—	—
Marcellus Condensate(2)	2.5	—	—	—	0.2	—	—	—
Marcellus Area	2.5	—	—	—	0.2	—	—	—
Total	108.9	—	6.5	3.4	17.3	—	—	—

(1)	All producing wells are classified as gas wells, except 1 gross (0.1 net) Non-Operated producing oil well.
(2)	Excludes 1 gross (1 net) Marcellus producing well outside our defined type curve area.

As of December 31, 2018, our estimated proved reserves were 1,864.7 Bcfe, or 310.8 MMBoe, an increase of 28% from December 31, 2017 estimated proved reserves of 1,458.6 Bcfe, or 243.1 MMBoe, based on reserve reports prepared by Software Integrated Solutions Division of Schlumberger Technology Corporation (“SIS”), our independent petroleum engineers for the year ended December 31, 2018, and Netherland, Sewell & Associates, Inc. (“NSAI”), our independent petroleum engineers for the year ended December 31, 2017. As of December 31, 2018, our estimated proved reserves were approximately 82% natural gas, 11% NGLs and 7% oil, and approximately 36% were proved developed reserves. The following table provides information regarding our proved reserves as of December 31, 2018, 2017, and 2016:

	Estimated Total Proved Reserves
	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (Bcfe)	Total (MMBoe)	% Liquids	% Developed
December 31, 2016	386.4	5.2	8.7	469.4	78.2	17.7%	63.4%
December 31, 2017	1,090.1	19.5	41.9	1,458.6	243.1	25.3%	31.3%
December 31, 2018	1,531.2	20.9	34.7	1,864.7	310.8	17.9%	36.0%

Net Undeveloped Locations

The following table provides a summary of our approximate net acreage, net producing locations and net undeveloped locations as of December 31, 2018:

	As of December 31, 2018
	Approximate Net Acreage	Net Producing Locations	Net Undeveloped Locations(1)
Dry Gas	46,039	42.1	90.2
Rich Gas	6,668	2.8	15.0
Condensate	36,071	76.6	77.6
Flat Castle	45,141	2.0	87.3
Marcellus Condensate(2)	14,580	2.6	72.0
Total	148,499	126.1	342.1

(1)

Based on our reserve report as of December 31, 2018, we had 94 net drilling locations associated with proved undeveloped reserves and 2 net locations associated with proved developed non-producing reserves.  Please see “—Determination of Drilling Locations” for more information regarding the process and criteria through which these drilling locations were identified. The drilling locations on which we actually drill will depend on the availability of capital, regulatory approvals, commodity prices, costs, actual drilling results and other factors.  Our drilling locations are also scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill our drilling locations.  Please see “Item 1A. Risk Factors” for more information.

(2)	Excludes 1 gross (1 net) Marcellus producing well outside our defined type curve area.

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

•

Undeveloped Net Dry Gas Locations – We assume these locations have 16,000 foot laterals and 1,000 foot spacing between wells which yields approximately 374 acre spacing.  As of December 31, 2018, we had approximately 46,039 net acres in the Dry Gas area, which, after removing net producing locations, results in 90.2 net undeveloped locations.

•

Undeveloped Net Rich Gas Locations – We assume these locations have 16,000 foot laterals and 1,000 foot spacing between wells which yields approximately 374 acre spacing.  As of December 31, 2018, we had approximately 6,668 net acres in the Rich Gas area, which, after removing net producing locations, results in 15.0 net undeveloped locations.

•

Undeveloped Net Condensate Locations – We assume these locations have 16,000 foot laterals and 750 foot spacing between wells which yields approximately 281 acre spacing.  As of December 31, 2018, we had approximately 36,071 net acres in the Condensate area, which, after removing net producing locations, results in 77.6 net undeveloped locations.

•

Undeveloped Net Flat Castle Locations – We assume these locations have 16,000 foot laterals and 1,200 foot spacing between wells which yields approximately 459 acre spacing.  As of December 31, 2018, we had approximately 45,141 net acres in the Flat Castle area, which, after removing net producing locations, results in 87.3 net undeveloped locations.

•

Undeveloped Net Marcellus Condensate Locations – We assume these locations have 10,000 foot laterals and 750 foot spacing between wells which yields approximately 177 acre spacing.  As of December 31, 2018, we had approximately 14,580 net acres in the Marcellus Condensate area, which, after removing net producing locations, results in 72.0 net undeveloped locations.

Midstream Agreements

We work closely with our midstream partners to coordinate our drilling and completion schedule with their well hook up and facility construction schedule to ensure sufficient capacity is available to minimize any delays in turning production into sales.

We have contracted for firm gathering, processing and fractionation capacity for a significant portion of our operated acreage in the Condensate and Rich Gas Windows of the Utica Core Area with Blue Racer Midstream, LLC (“Blue Racer”), a joint venture between First Reserve and Caiman Energy II, LLC.  This gas-processing agreement does not require us to make minimum volume deliveries or shortfall payments.

In 2018, we amended our firm gas gathering services agreement with Eureka Midstream LLC (“Eureka Midstream”) to gather and compress a substantial portion of our operated production of Dry Gas through Eureka Midstream’s system. This new agreement replaced an existing agreement with Eureka Midstream that we had entered into in 2013. Under the new 20-year agreement, we have firm gathering capacity, which increases during the term of the agreement, from between approximately 275 MMcf to 900 MMcf per day. This agreement provides for reduced gathering and compression charges. Through this agreement, we obtained access to additional downstream pipelines and markets connected to Eureka Midstream including the Rover Pipeline System, accessing our firm transportation capacity. This midstream agreement requires us to make minimum volume deliveries to the Eureka Midstream gathering system or shortfall payments. The following table illustrates the minimum volume commitments under our agreement with Eureka Midstream:

Term	Natural Gas (Mcf/d)
January 2019 – December 2019	212,500
January 2020 – December 2020	310,000
January 2021 – December 2021	355,000
January 2022 – December 2022	400,000
January 2023 – December 2023	362,500
January 2024 – December 2024	331,250
January 2025 – December 2025	250,000
January 2026 – December 2026	202,500
January 2027 – December 2027	165,000
January 2028 – December 2028	140,000
January 2029 – December 2029	122,500

During 2018, we assigned our option to purchase all of the outstanding equity interests of Cardinal NE Holdings, LLC (“Cardinal”), a wholly owned subsidiary of Cardinal Midstream II, LLC, which owns midstream infrastructure with associated gathering rights on acreage in the Flat Castle area, to DTE Pipeline Company (“DTE”).  The option was exercised and DTE completed its acquisition of Cardinal in July 2018.  The legacy gathering agreement was assigned to DTE and does not require us to make minimum volume deliveries or shortfall payments.

The following table illustrates the natural gas firm transportation and sales volumes associated with our operated assets:

Firm Sales & Transportation	Start Date	Term	Volume (Dth/d)	Market
Columbia Gas Transmission (“TCO”)	October 2016	15 years	205,000	TCO Pool
Rover Pipeline System	June 2018	15 years	100,000	Gulf Coast
Rover Pipeline System	June 2018	15 years	50,000	Canada

As of December 31, 2018, our natural gas firm transportation commitments through 2023 include:

Year Ended December 31,	Volume of Natural Gas (MMBtu/d)
2019	355,000
2020	355,000
2021	355,000
2022	355,000
2023	355,000

The minimum demand fees related to these volume and firm transportation agreements that were in place as of December 31, 2018 are reflected in our table of contractual obligations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Contractual Obligations.” See “Item 1A. Risk Factors” for a discussion of risks and uncertainties relating to our gathering, processing and fractionation arrangements.

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

Term	Natural Gas (Mcf/d)	Term	Oil (Bbl/d)	Term	Water (Bbl/d)
January 2019 – December 2019	92,400	January 2019 – June 2020	10,052	January 2019 – May 2019	5,000
January 2020 – June 2020	82,300

In December 2014, we entered into a 10-year firm transportation and marketing agreement with Blue Racer to market a substantial portion of our operated production of propane and butane through Blue Racer’s firm capacity on Sunoco’s Mariner East II Project. Commencing operations in late 2018, the Mariner East II Project connects the NGL resources in the Marcellus and Utica Shale to Sunoco’s existing infrastructure and international port at its Marcus Hook facility near Philadelphia.  During 2018, we modified the agreement to eliminate minimum volume commitments or shortfall payments, while maintaining our ability to market a portion of our operated production of propane and butane through the Mariner East II project.  Through this agreement, we will export propane and butane in order to potentially capture the premium pricing offered by international markets, but also retain the ability to sell domestically.

In April 2017, we entered into a 2-year hauling and marketing agreement with Marathon Petroleum Company LP (“Marathon” or “Marathon Petroleum”) to sell condensate volumes. As a part of this contract, Marathon will pick up the produced condensate at our stabilization facilities and well pads and haul it away utilizing their own fleet of vehicles or third-party services. The title and risk of loss will pass to Marathon at the intake flange of our stabilization facilities under the terms of this contract.

Recent Developments

BRMR Merger

On February 28, 2019, the Company completed its previously announced business combination transaction with Blue Ridge Mountain Resources, Inc. (“BRMR”) pursuant to that certain Agreement and Plan of Merger, dated as of August 25, 2018 and amended as of January 7, 2019 (the “Merger Agreement”), by and among the Company, Everest Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and BRMR. Pursuant to the Merger Agreement, Merger Sub merged with and into BRMR with BRMR continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “BRMR Merger”).

As a result of the BRMR Merger, each share of common stock, par value $0.01 per share, of BRMR issued and outstanding immediately prior to the effective time of the BRMR Merger (the “Effective Time”), excluding certain Excluded Shares (as such term is defined in the Merger Agreement), was converted into the right to receive from the Company 0.29506 of a validly issued, fully-paid, and nonassessable share of common stock, par value $0.01 per share, of the Company. The exchange ratio reflects an adjustment to account for the 15-to-1 reverse stock split described below. Former stockholders of BRMR will receive cash for any fractional shares of the Company’s common stock to which they might otherwise be entitled as a result of the BRMR Merger. In addition, upon completion of the BRMR Merger, all shares of BRMR restricted stock and all BRMR restricted stock units and performance interest awards were converted into the right to receive shares of common stock of the Company or cash, in each case as specified in the Merger Agreement.

BRMR, a Delaware corporation formed in 1997, is an independent exploration and production company engaged in the acquisition, development and production of natural gas, NGLs and oil.  BRMR is active in two of the most prolific unconventional shale resource plays in North America, the Marcellus and Utica Shales.  As of December 31, 2018, BRMR held approximately 95,300 net surface leasehold acres in the Marcellus and Utica Shales in Ohio and West Virginia, approximately 85,100, or 89%, of which are undeveloped.  Approximately 81% of BRMR’s total net surface acres in these areas are held by production.  BRMR is the operator on approximately 98% of this net acreage and holds an average 78% working interest across the position within developed units.

Reverse Stock Split

Effective immediately prior to the Effective Time on February 28, 2019, the Company effected a 15-to-1 reverse stock split with respect to the issued and outstanding shares of its common stock. Holders of shares of the Company’s common stock immediately prior to the Effective Time will receive cash for any fractional shares of the Company’s common stock to which they might otherwise be entitled as a result of the reverse stock split. The reverse stock split lowered the par value to reflect the reduced shares with the offset to additional paid-in-capital.  All issued and outstanding share and per share amounts presented in this Annual Report have been adjusted retroactively to reflect the reverse stock split in accordance with ASC 505 “Equity”.

Name Change

Following the Effective Time on February 28, 2019, the Company effected a change in its legal name to “Montage Resources Corporation” through a Certificate of Ownership and Merger providing for a short-form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware pursuant to which a subsidiary formed solely for the purpose of the name change was merged with and into the Company with the Company remaining as the surviving corporation in the merger. The short-form merger had the effect of amending the Company’s certificate of incorporation to reflect the Company’s new legal name.

Amendment to the Revolving Credit Facility

On February 28, 2019, the Company amended and restated the credit agreement governing its revolving credit facility to, among other things, increase the borrowing base from $225 million to $375 million and extend the maturity date thereof to approximately five years after the closing of the BRMR Merger.  The amended and restated credit agreement also adjusted the ratio of Consolidated Total Funded Net Debt to EBITDAX (as such terms are defined in the amended and restated credit agreement) to provide that the Company will not, as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2019), permit its ratio of Consolidated Total Funded Net Debt to EBITDAX for the four previous fiscal quarters to be greater than 4.00 to 1.00.

2019 Capital Budget

Our Board of Directors recently approved an initial capital budget for 2019 of between approximately $375 - $400 million, allocated approximately 90% for drilling and completions activities and approximately 10% for land activities and other capital requirements. The 2019 capital budget is expected to be substantially funded through internally generated cash flows, the Company’s current cash balance and borrowings under our revolving credit facility.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Proved Reserves. Our historical proved reserve estimates were prepared by SIS for the year ended December 31, 2018 and NSAI for all prior years. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Neither SIS and nor NSAI own an interest in any of our properties, nor are they employed by us on a contingent basis. A copy of SIS proved reserve report as of December 31, 2018 and NSAI’s proved reserve reports as of December 31, 2017 and 2016 are attached hereto as exhibits.

We maintain an internal staff of engineers and geoscience professionals who work closely with SIS to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets. Our internal technical team members meet with SIS periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information for our properties to SIS, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Adam Caputo, our Manager, Reserves Reporting, is primarily responsible for overseeing the preparation of all of our reserve estimates. Mr. Caputo is an engineer with approximately eight years of reservoir and operations experience and our geoscience staff has an average of approximately 10 years of industry experience.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical production data, which data is based on actual production as reported by us;
•	preparation of reserve estimates by Mr. Caputo or under his direct supervision;
•

review by Mr. Caputo of all of our reported proved reserves at the close of each quarter, prior to the closing of the BRMR merger, including the review of all significant reserve changes and all new proved undeveloped reserves additions by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President, Corporate Development and Geosciences.  Following the close of the BRMR Merger the review of all significant reserve changes and all new proved undeveloped reserve additions will be done by the Executive Vice President, Resources Planning and Development;

•	direct reporting responsibilities by Mr. Caputo to our Chief Operating Officer; and
•	verification of property ownership by our land department.

SIS evaluated the proved reserves of 1,864.7 Bcfe as of December 31, 2018.  Schlumberger Technology Corporation was founded in 1926 and is the world’s leading provider of technology for reservoir characterization, drilling, production and process to the oil and natural gas industry.  SIS provides consulting, information management, and IT infrastructure services and sells proprietary software to customers in the oil and natural gas industry.  SIS also offers expert consulting services for reservoir characterization, field development planning and production enhancement.  The Lead Evaluator for the evaluation was Charles M. Boyer II, and his qualifications, independence, objectivity, and confidentiality meet the requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  He has over 27 years of practical experience in the estimation and evaluation of reserves.  Mr. Boyer has been an employee of SIS since 1998 and is currently the Technical Team Leader and Advisor-Unconventional Reservoirs.  His responsibilities include reserves evaluation, acquisition and divestiture analysis, unconventional reservoir analysis, and underground gas storage evaluation.  Mr. Boyer graduated with a Bachelor of Science degree in Geological Sciences from The Pennsylvania State University in 1976; he is a registered Professional Geologist in the Commonwealth of Pennsylvania (No. PG004509), a Certified Petroleum Geologist of the American Association of Petroleum Geologists (No. 5733), and is a member in good standing of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, the American Association of Petroleum Geologists, and the Society for Mining, Metallurgy, and Exploration.

The reserves estimates as of December 31, 2017 and 2016 shown herein are based upon evaluations prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Steven W. Jansen and Mr. Edward C. Roy III.  Mr. Jansen, a Licensed Professional Engineer in the State of Texas (No. 112973), has been practicing consulting petroleum engineering at NSAI since 2011 and has over 4 years of prior industry experience.  He graduated from Kansas State University in 2007 with a Bachelor of Science Degree in Chemical Engineering.  Mr. Roy, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 2364), has been practicing consulting petroleum geoscience at NSAI since 2008 and has over 11 years of prior industry experience.  He graduated from Texas Christian University in 1992 with a Bachelor of Science Degree in Geology and from Texas A&M University in 1998 with a Master of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines

Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2018, 2017, and 2016 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties.

To estimate economically recoverable proved reserves and related future net cash flows, SIS considered many factors and assumptions, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates.

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

Summary of Natural Gas, NGLs and Oil Reserves. The following table presents our estimated net proved natural gas, NGLs and oil reserves as of December 31, 2018, based on the proved reserve report prepared by SIS, our independent petroleum engineers for the year ended December 31, 2018, and as of December 31, 2017 and 2016, based on the proved reserve reports prepared by NSAI, our independent petroleum engineers for the years ended December 31, 2017 and 2016, and such proved reserve reports have been prepared in accordance with the rules and regulations of the SEC. Our estimated proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December for the years 2018, 2017, and 2016. For oil and NGLs volumes, the average WTI spot price of $65.56 per barrel for December 31, 2018, $51.34 per barrel for December 31, 2017 and $42.75 per barrel for December 31, 2016, has been adjusted by property group for quality, transportation fees and regional price differentials. For gas volumes, the average NYMEX Henry Hub spot price of $3.10 per MMBtu for December 31, 2018, $2.98 per MMBtu for December 31, 2017 and $2.48 per MMBtu for December 31, 2016 has been adjusted by property group for energy content, transportation fees and regional price differentials. All prices are held constant throughout the lives of the properties. All of our proved reserves are located in the United States. Copies of the proved reserve reports as of December 31, 2018 prepared by SIS and December 31, 2017 and 2016 prepared by NSAI with respect to our properties are included as exhibits to this Annual Report. Our estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

	2018	2017	2016
Proved Developed Reserves:
Natural gas (Bcf)	501.0	334.6	226.1
NGLs (MBbls)	20,213.8	13,782.9	7,520.0
Oil (MBbls)	8,058.7	6,449.6	4,439.5
Combined (Bcfe)	670.7	456.0	297.8
Proved Undeveloped Reserves:
Natural gas (Bcf)	1,030.2	755.5	160.4
NGLs (MBbls)	14,517.2	28,147.7	1,155.5
Oil (MBbls)	12,793.4	13,031.2	718.1
Combined (Bcfe)	1,194.1	1,002.6	171.6
Proved Reserves:
Natural gas (Bcf)	1,531.2	1,090.1	386.4
NGLs (MBbls)	34,730.9	41,930.6	8,675.5
Oil (MBbls)	20,852.1	19,480.8	5,157.7
Combined (Bcfe)	1,864.7	1,458.6	469.4

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

Additional information regarding our proved reserves can be found in the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and the proved reserve reports as of December 31, 2018, 2017, and 2016, which are included as exhibits to this Annual Report.

Proved Reserves Additions and Revisions

To maintain and grow production and cash flow, we must continue to develop existing proved reserves and locate or acquire new natural gas, NGLs and oil reserves. The following is a discussion of net proved reserves, reserve additions and revisions and future net cash flows from proved reserves.

	Natural Gas (Bcf)	NGLs (MBbls)	Oil (MBbls)	Total (Bcfe)
Proved Reserves:
December 31, 2015	274.1	7,758.7	4,693.1	348.8
Reserve revisions	(0.1)	1,273.7	1,196.8	14.8
Extensions and discoveries	175.4	2,156.0	1,300.2	196.1
Acquisitions	3.8	24.8	15.1	4.1
Divestitures	(5.9)	(91.5)	(703.7)	(10.7)
Production	(60.9)	(2,446.2)	(1,343.8)	(83.7)
December 31, 2016	386.4	8,675.5	5,157.7	469.4
Reserve revisions	515.1	20,327.3	9,746.8	695.6
Extensions and discoveries	274.4	15,598.8	6,192.9	405.1
Acquisitions	1.6	42.6	5.8	1.9
Production	(87.4)	(2,713.6)	(1,622.4)	(113.4)
December 31, 2017	1,090.1	41,930.6	19,480.8	1,458.6
Reserve revisions	5.6	(8,307.5)	231.2	(42.8)
Extensions and discoveries	515.8	4,059.4	2,995.7	558.1
Acquisitions	9.9	551.4	522.2	16.3
Divestitures	(0.2)	—	—	(0.2)
Production	(90.0)	(3,503.0)	(2,377.8)	(125.3)
December 31, 2018	1,531.2	34,730.9	20,852.1	1,864.7

During the year ended December 31, 2018, we increased proved reserves by 406.1 Bcfe compared to the year ended December 31, 2017, primarily through extensions, performance revisions and acquisitions. This increase in proved reserves was comprised of 558.1 Bcfe of extensions and 16.3 Bcfe of acquisitions.  The increase was offset by 125.3 Bcfe of production, 42.8 Bcfe of revisions and 0.2 Bcfe from the divestiture of one non-operated producing well.  The revisions consisted of positive adjustments due to increased SEC pricing and differentials of 21.8 Bcfe, a positive performance revision of 67.5 Bcfe primarily due to well performance adjustments and a negative revision of 132.1 Bcfe due to changes in well spacing and field development.

Future Net Cash Flows. At December 31, 2018, 2017, and 2016, the standardized measure of estimated future net cash flows after income taxes from our proved reserves was $1,329.3 million, $729.7 million and $206.0 million, respectively.  At December 31, 2018, 2017, and 2016, the PV-10 value of estimated future net cash flows before income taxes from our proved reserves was $1,366.7 million, $729.7 million and $206.0 million, respectively. These PV-10 values were calculated based on the unweighted average first-day-of-the-month oil and gas prices for the prior twelve months held flat for the life of the reserves.

The following table sets forth the estimated future net cash flows from our proved reserves (without giving effect to our commodity hedges), the present value of those net cash flows before income tax (PV-10) and the present value of those net cash flows after income tax (standardized measure):

	Year Ended December 31,
(In thousands)	2018	2017	2016
Future net cash flows	$2,909,969	$1,538,529	$300,430
Present value of future net cash flows:
Before income tax (PV-10)	$1,366,655	$729,686	$205,981
Income taxes	(37,345)	—	—
After income tax (standardized measure)	$1,329,310	$729,686	$205,981

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

Proved Undeveloped Reserves (PUDs)

As of December 31, 2018, our proved undeveloped reserves were comprised of 12,793.4 MBbls of oil, 1,030.2 Bcf of natural gas and 14,517.2 MBbls of NGLs, for a total of 1,194.1 Bcfe. As of December 31, 2017, our proved undeveloped reserves were comprised of 13,031.2 MBbls of oil, 755.5 Bcf of natural gas and 28,147.7 MBbls of NGLs, for a total of 1,002.6 Bcfe.  As of December 31, 2016, our proved undeveloped reserves were comprised of 718.1 MBbls of oil, 160.4 Bcf of natural gas and 1,155.5 MBbls of NGLs, for a total of 171.6 Bcfe.  PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes our changes in PUDs during 2016, 2017, and 2018 (in Bcfe):

Balance, December 31, 2015	70.3
Reserve revisions(1)	(14.2)
Acquisitions	3.6
Extensions and discoveries	111.9
Balance, December 31, 2016	171.6
Reserve revisions(2)	528.5
Acquisitions	1.3
Extensions and discoveries	391.2
Transfers to proved developed	(90.0)
Balance, December 31, 2017	1,002.6
Reserve revisions(3)	(101.8)
Acquisitions	11.6
Extensions and discoveries	409.8
Transfers to proved developed	(128.1)
Balance, December 31, 2018	1,194.1

(1)

Revisions to previous estimates are comprised of 16.6 Bcfe of positive technical revisions primarily due to well performance, 20.2 Bcfe of negative revisions related to pricing and differential changes, and negative revisions of 10.6 Bcfe due to economic locations that the Company no longer expects to develop within five years of initial classification.

(2)

Revisions to previous estimates are comprised of 91.1 Bcfe of negative technical revisions primarily due to well performance, 620.6 Bcfe of positive revisions related to pricing and differential changes, and negative revisions of 1.0 Bcfe due to expense assumption changes.

(3)

Revisions to previous estimates are comprised of 22.3 Bcfe of positive revisions primarily due to well performance, 8.0 Bcfe of positive revisions related to pricing and differential changes, and negative revisions of 132.1 Bcfe due to changes in well spacing assumptions.

During the year ended December 31, 2018, we converted approximately 128.1 Bcfe, or 13% of our proved undeveloped reserves as of December 31, 2017, to proved developed reserves at a capital cost of approximately $65 million.  Estimated future development costs relating to the development of our proved undeveloped reserves as of December 31, 2018 are approximately $816 million over the next five years.  All PUD drilling locations are scheduled to be converted to proved developed within five years of initial disclosure, with more than 75% of the future development costs expected to be spent in the next three years.

The development plan is formulated by our operations department and reviewed by the reserves committee and senior management.  This plan is frequently reviewed to ensure all capital is allocated to the wells that have the highest rate of return and optimal development profile within the undrilled well inventory.  This process may cause wells that were previously planned to be developed within five years to be rescheduled beyond five years and therefore no longer included as proved undeveloped wells in future filings.

Production and Price History

The following table sets forth information regarding net production of natural gas, NGLs and oil, and certain price and cost information for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Total production volumes(1):
Natural gas (MMcf)	89,965.7	87,404.2	60,921.9
NGLs (MBbls)	3,503.1	2,713.7	2,446.2
Oil (MBbls)	2,378.0	1,622.4	1,343.8
Combined (Mmcfe)	125,252.3	113,420.8	83,661.9
Average daily production volumes(1):
Natural gas (Mcf/d)	246,481	239,464	166,453
NGLs (Bbls/d)	9,598	7,435	6,684
Oil (Bbls/d)	6,515	4,445	3,672
Combined (Mcfe/d)	343,159	310,744	228,589
Average Realized Price (including cash settled derivatives and firm transportation):
Natural gas ($/Mcf)	$2.41	$2.34	$2.19
NGLs ($/Bbl)	24.32	21.96	15.55
Oil ($/Bbl)	50.47	46.14	44.66
Combined ($/Mcfe)	$3.37	$2.99	$2.76
Expenses (per Mcfe):
Lease operating	$0.23	$0.18	$0.11
Transportation, gathering and compression	1.10	1.10	1.30
Production, severance and ad valorem taxes	0.08	0.07	0.09
Depreciation, depletion and amortization	1.07	1.05	1.11
General and administrative	0.35	0.39	0.47

(1)	As of December 31, 2018, approximately 97% of our production and approximately 88% of our proved reserves are from the Utica Shale.

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2018 relating to our leasehold acreage. Developed acres are acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Ohio	191,116	147,601	66,140	48,097	257,256	195,698
Pennsylvania	13,287	11,865	36,140	33,276	49,427	45,141
Total	204,403	159,466	102,280	81,373	306,683	240,839

(1)

Fossil Creek owns a right to participate for a 12.5% working interest in approximately 117 gross acres within our area of mutual interest with Antero Resources Corporation (“Antero Resources”). In calculating our net acreage, we have assumed that Fossil Creek will elect to participate in all wells in which they have a right to participate for their full interest and have deducted this 12.5% working interest from our net acreage where applicable.

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms, although approximately 64% of our leases in the Utica Core Area have a 3-5 year extension at our option. The following table sets forth the total gross and net undeveloped acres as of December 31, 2018 that will expire over the next five years unless operations have commenced on the leasehold acreage or lands pooled therewith have been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities:

Year Ending December 31,	Gross Acres	Net Acres
2019	28,848	24,610
2020	14,161	12,840
2021	11,871	10,445
2022	8,128	4,336
2023 and beyond	20,141	17,264

In 2019, we expect to incur approximately $21 million related to delay rentals and lease extensions related to acreage that would otherwise expire during 2019.

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

	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	30	17.6	25	22.2	22	18.1
Dry holes	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total:
Productive	30	17.6	25	22.2	22	18.1
Dry holes	—	—	—	—	—	—

All of these productive wells are gas wells. Many of our gas wells also produce oil, condensate and NGLs. As of December 31, 2018, we had 16 gross (9.9 net) wells in the process of drilling, completing or shut in awaiting infrastructure that are not reflected in the above table.

Operations

General

As of December 31, 2018, we operated approximately 94% of our proved reserves. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Major Customers

For the year ended December 31, 2018, sales to Marathon represented approximately 25% of our total sales.  For the year ended December 31, 2017, sales to Emera Energy Services, Inc. (“Emera Energy Services”) and Marathon represented approximately 17% and 10% of our total sales, respectively. For the year ended December 31, 2016, sales to Sequent Energy Management, L.P. (“Sequent Energy Management”), EnLink Midstream, Antero Resources and Concord Energy LLC (“Concord Energy”) represented approximately 20%, 17%, 14%, and 12% of our total sales, respectively. Although a substantial portion of production is purchased by these major customers, we do not believe the loss of any one or several customers would have a material adverse effect on our business, as other customers or markets would be accessible to us.

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

Regulation of Production of Natural Gas and Oil

The production of natural gas and oil is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of natural gas and oil properties, the establishment of maximum allowable rates of production from natural gas and oil wells, the regulation of well spacing or density, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of natural gas and oil that we can produce from our wells and to limit the number of wells or the locations at which we can drill; although in some cases, we can apply for exceptions to such regulations or to have reductions in well spacing or density. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of natural gas, NGLs and oil within its jurisdiction.

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

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation (including storage services) and sale for resale of natural gas in interstate commerce have been regulated by agencies of the U.S. federal government, primarily the Federal Energy Regulatory Commission, or FERC. FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce and the revenues we receive for sales of our natural gas.

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

The Energy Policy Act of 2005, or the EPAct 2005, among other matters, amended the NGA to add an anti-manipulation provision, which makes it unlawful for any entity, directly or indirectly, to use or employ, in connection with the purchase or sale of natural gas or the purchase of  natural gas transportation services subject to FERC jurisdiction, any manipulative or deceptive device or contrivance of such rules and regulations as FERC may prescribe as necessary in the public interest or for the protection of natural gas ratepayers.  Furthermore, EPAct 2005 provides FERC with additional civil penalty authority. The EPAct 2005 provides FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increases FERC’s civil penalty authority under the Natural Gas Policy Act, or NGPA, from $5,000 per violation per day to $1,000,000 per violation per day. These civil penalty amounts under the NGA and NGPA have been adjusted in accordance with the Federal Civil Penalties Inflation Adjustment Act of 1990, as amended by the Federal Civil Penalties Inflation Adjustment Improvements Act of 2015, from $1,000,000 per violation per day to $1,269,500 per violation per day, effective February 1, 2019.

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

Our sales of natural gas are also subject to certain requirements under the Commodity Exchange Act, or CEA, and regulations promulgated thereunder by the Commodity Futures Trading Commission, or CFTC. The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering or causing to be delivered, false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity.

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

Regulation of Environmental and Occupational Safety and Health Matters

General

Our operations are subject to numerous federal, regional, state, local, and other laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Resource Conservation and Recovery Act, or RCRA, the Clean Water Act, or the CWA, and the Clean Air Act, or the CAA. These laws and regulations, along with state analogs, govern environmental cleanup standards, require permits for air, water, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. We maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs.  In jurisdictions which allow them, direct voter initiatives seeking to restrict oil and gas development could result in similar impacts.

In addition, public and regulatory scrutiny of the energy industry has resulted in increased environmental regulation and enforcement being either proposed or implemented. For example, the EPA’s National Compliance Initiatives include “Ensuring Energy Extraction Activities Comply with Environmental Laws.”  The EPA proposes to retain this category as a National Compliance Initiative for fiscal years 2020 through 2023.  According to the EPA’s website, the EPA proposes to focus on significant public health and environmental problems throughout the oil and gas sector, with a focus on volatile organic compound emissions that have a substantial impact on air quality and that may adversely affect vulnerable populations or an area’s Clean Air Act attainment status. This initiative could involve a large-scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.

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

The Safe Drinking Water Act and the Underground Injection Control Program

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act, or the SDWA, over hydraulic fracturing activities involving the use of diesel fuel. From time to time, however, Congress has proposed legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of all hydraulic fracturing activities, as well as to require disclosure of the chemical constituents of the fluids used in the fracturing process. Scrutiny of hydraulic fracturing activities by the EPA continues in other ways, with the EPA having completed a final report for a multi-year study of the potential environmental impacts of hydraulic fracturing. In addition, in June 2016, the EPA published final regulations under the CWA for wastewater discharges associated with unconventional oil and natural gas resources, such as low permeability and porosity formations.  Moreover, on March 20, 2015, the U.S. Department of the Interior finalized updated requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, well bore integrity and handling of flowback water.  The Department of the Interior has also finalized rules to minimize venting and flaring from wells on federal lands.  Although the Department of the Interior hydraulic fracturing rule has been rescinded and the venting and flaring rule has been replaced with a less stringent version, the original rules could be reinstated through litigation, which could result in material compliance obligations.  Other governmental agencies, including the United States Department of Energy have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

Air Emissions

The CAA and its state analog and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. On April 17, 2012, the EPA also approved final rules that established air emission controls for oil and natural gas production and natural gas processing operations. These rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured gas wells to control emissions through reduced emission (or “green”) completions, or flaring where green completions are not feasible. The rules also established specific requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas-processing plants, and certain other equipment. In May 2016, the EPA finalized amendments that expand the requirements of the 2012 rule to methane emissions and air emissions associated with hydraulic fracturing operations for oil wells. The EPA is continuing to consider other aspects of the new rules and may propose additional amendments. In addition, the U.S. Department of Interior finalized rules to reduce venting and flaring from oil and natural gas operations located on federal lands.  In September of 2018, the Department of the Interior decreased the stringency of the venting and flaring rules; however, the replacement rule is under legal challenge and could be reinstated.  If reinstated, the original rule may require a number of modifications to our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our customers, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.

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

Employees

As of December 31, 2018, we had 159 full-time employees. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We utilize the services of independent contractors to perform various field and other services.

Corporate Information

Our principal executive offices are located at 122 West John Carpenter Freeway, Suite 300, Irving, Texas 75039, and our telephone number is (469) 444-1647. Our website is www.montageresources.com. We expect to make our periodic reports and other information filed with, or furnished to, the SEC, available free of charge through our website as soon as reasonably practicable after those reports and other information are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The information on, or otherwise accessible through, our website or any other website does not constitute a part of this Annual Report.

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

During the eight years prior to December 31, 2018, natural gas prices at Henry Hub have ranged from a high of $8.15 per MMBtu in 2014 to a low of $1.49 per MMBtu in 2016. On December 31, 2018, the Henry Hub spot market price of natural gas was $3.25 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. In addition, oil prices have declined significantly since the second half of 2014. The price of WTI crude oil was $45.15 per barrel on December 31, 2018, which is a significant decline from $106.07 per barrel on June 30, 2014. This environment could cause the commodity prices for oil and natural gas to remain at currently depressed levels or to fall to lower levels. If commodity prices remain depressed for lengthy periods, we may be required to write down the value of our oil and natural gas properties, and some of our undeveloped locations may no longer be economically viable.  For example, for the year ended December 31, 2018, we recorded an impairment charge on certain oil and gas properties of $27.6 million for unproved properties, primarily attributable to lower commodity prices, and we have recorded impairment charges in prior years for similar reasons. In addition, sustained low commodity prices will negatively impact the value of our estimated proved reserves, which will negatively affect the borrowing base under our revolving credit facility and reduce the amounts of cash we would otherwise have available to pay expenses and service any indebtedness that we may incur. In such a case, we may be required to sell assets or raise capital by issuing additional debt or equity in order to pay expenses and service indebtedness. Furthermore, the value of our assets, if sold, may not be sufficient to pay our expenses or service our indebtedness.

If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we will be required to take write-downs of the carrying values of our properties.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. For example, for the year ended December 31, 2018, we recorded an impairment charge on certain oil and gas properties of $27.6 million for unproved properties, primarily attributable to lower commodity prices, and we have recorded impairment charges in prior years for similar reasons. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to further write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

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

The BRMR Merger involved numerous operational, strategic, financial, accounting, legal, tax and other risks, potential liabilities associated with the acquired businesses, and uncertainties related to design, operation and integration of BRMR’s internal control over financial reporting. Difficulties or delays in integrating BRMR into the Company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies or other anticipated benefits of the BRMR Merger and could adversely affect the combined company’s business, financial condition or results of operations. The Company’s existing business could also be negatively impacted by the BRMR Merger. Potential difficulties or delays that may be encountered in the integration process include, among other factors:

•

the inability to successfully integrate the businesses of BRMR into the Company in a manner that permits the combined company to achieve the full expense-related efficiencies and operational and other synergies anticipated from the BRMR Merger;

•	complexities associated with managing the larger, more complex, integrated business;
•	integrating personnel from the two companies and the loss of management personnel, key employees or skilled workers;
•

potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the BRMR Merger, including one-time cash costs to integrate the two companies that may exceed the anticipated range of such one-time cash costs that the Company and BRMR estimated as of the date of the execution of the Merger Agreement;

•	integrating relationships with customers, vendors and business partners;
•	actual or perceived operational or other business challenges that may raise concerns by customers, vendors and business partners;
•

performance shortfalls or damage to business relationships as a result of the diversion of management’s attention caused by completing the BRMR Merger and integrating BRMR’s operations into the Company; and

•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

The combined company’s results may suffer if it does not effectively manage its expanded operations following the BRMR Merger.

The BRMR Merger closed on February 28, 2019, and the combined company’s success will depend, in part, on its ability to manage its expansion, which poses numerous risks and uncertainties and challenges for management, including the need to integrate the operations and businesses of the Company and BRMR in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners. There can be no assurance that the combined company will be successful in these efforts.

The combined company may fail to realize all of the anticipated benefits of the BRMR Merger.

The success of the BRMR Merger will depend, in part, on the combined company’s ability to realize the anticipated expense-related efficiencies and other anticipated benefits from combining the Company’s and BRMR’s businesses, including operational and other synergies that the Company and BRMR believe the combined company will achieve. The anticipated expense-related efficiencies and other anticipated benefits of the BRMR Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company and BRMR do not currently foresee. The integration process may, result in the loss of management personnel, key employees or skilled workers, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the BRMR Merger that were not discovered in the course of performing due diligence.

Our development and exploration projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, or at all, which could lead to a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We have made, and if commodity prices rebound, expect to continue to make, substantial capital expenditures for the development and acquisition of oil and natural gas reserves. We expect to fund our capital expenditures in 2019 and subsequent to 2019 with cash on hand, cash generated by our operations and financing activities, which may include borrowings under our revolving credit facility, proceeds from non-core asset sales, proceeds from our drilling joint venture, and issuances of debt or equity. If we do not have sufficient borrowing availability under our revolving credit facility due to the current commodity price environment or otherwise, we may seek alternate debt or equity financing options (including, subject to compliance with our debt agreements, the issuance of first lien notes or other priority lien obligations), to sell assets or to further reduce our capital expenditures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices and differentials, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in realized natural gas, NGLs or oil prices from current levels has resulted in a decrease in our actual capital expenditures, which have negatively impacted, and may continue to negatively impact, our ability to grow production. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that a portion of our cash flows from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flows from operations to fund working capital, capital expenditures and acquisitions.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and additives under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. However, with increased public concern regarding the potential for hydraulic fracturing to adversely affect drinking water supplies or other environmental impacts, proposals have been made, and in many cases finalized, to enact federal, state and local legislation and regulations that would increase, or have increased, the regulatory burden imposed on hydraulic fracturing. For example, the U.S. Environmenal Protection Agency (the “EPA”) issued regulations to control air emissions from oil and natural gas production and natural gas processing operations, then proposed and finalized additional air emissions regulations from oil and natural gas production and natural gas processing operations, completed a multi-year study examining the potential impacts of hydraulic fracturing on drinking water resources, established standards for wastewater discharges from oil and gas extraction activities and released an Advance Notice of Proposed Rulemaking to solicit public comment on potential chemical disclosure requirements. The U.S. Congress continues to consider amending the Safe Drinking Water Act to remove the exemption for hydraulic fracturing activities and to require disclosure of additives constituents of fluids used in the fracturing process. The Department of the Interior released final rules to regulate hydraulic fracturing activities on federal lands and to limit venting and flaring from production operations.  Although the Department of the Interior hydraulic fracturing rules have been rescinded and the venting and flaring rule has been replaced with a less stringent version, both are the subject of litigation that could result in the prior version of such rules becoming effective and it is possible that amended or similar rules will be proposed and finalized.  In addition, the United States has made commitments to reduce greenhouse gas emissions under the Paris Agreement, part of the United Nations Framework Convention on Climate Change, and President Obama and Prime Minister Trudeau of Canada announced a joint agreement to reduce methane emissions from existing oil and gas operations.  The Trump administration has since notified the United Nations of its intent to withdraw from the Paris Agreement, but under the terms of the agreement the U.S. will remain a party until approximately August 2020.

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

We have incurred losses from operations in a significant number of years since our inception and may do so in the future.

Although we generated net income of $18.8 million and $8.5 million for the years ended December 31, 2018 and 2017, respectively, we incurred a net loss in each of the prior years since our inception. Our development of and participation in a large number of prospects has required, and if commodity prices rebound will require, substantial capital expenditures. The uncertainty and factors described throughout this “Risk Factors” section may impede our ability to economically find, develop and acquire oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.

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

As of December 31, 2018, we had approximately $543.0 million in total indebtedness, no senior secured indebtedness outstanding and approximately $165.5 million of available borrowing capacity under our revolving credit facility (after giving effect to approximately $27.0 million of outstanding letters of credit and $32.5 million of outstanding borrowings).   On February 28, 2019, we amended and restated the credit agreement governing our revolving credit facility to, among other things, increase the borrowing base from $225 million to $375 million and extend the maturity date thereof to approximately five years after the closing of the BRMR Merger.  Subsequent to December 31, 2018, we reduced our outstanding letters of credit to approximately $13.5 million.  Further, we borrowed an incremental $85 million under our revolving credit facility, which reduced the available borrowing capacity under such facility to $244 million.

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

Our producing properties are geographically concentrated in the Appalachian Basin. At December 31, 2018, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages, weather related conditions or interruption of the processing or transportation of natural gas, NGLs or oil. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations. In addition, a number of areas within the Appalachian Basin have historically been subject to mining operations, the existence of which could require coordination to avoid adverse impacts as a result of drilling and mining in close proximity. These restrictions on our operations, and any similar restrictions, can cause delays or interruptions or can prevent us from executing our business strategy, which could have a material adverse effect on our financial condition and results of operations.

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

A significant portion of our Utica Core Area acreage position is dedicated to long-term firm gas gathering, processing and fractionation agreements with primary terms of approximately 13 years. These agreements give us priority service and capacity over non-firm parties that wish to utilize the gas processing and fractionation plants and gas gathering system. As a result of such dedications, a significant portion of our operated wet gas acreage is committed to Blue Racer for gathering, processing and fractionation. Additionally, a significant portion of our operated dry gas acreage is committed to Eureka Midstream for gathering and a significant portion of our operated wet gas acreage is committed to EnLink Midstream for condensate gathering and stabilization. While we believe we have reserved sufficient capacity at these plants and on such systems to gather, process, fractionate and stabilize all of our projected production associated with our proved resources and a significant portion of our projected production from the Utica Core Area, that capacity may not be sufficient to handle all of our production or the plants and systems may experience significant mechanical problems or delays in construction or become unavailable to us due to unforeseen circumstances. As a result, we may be required to find alternative markets and gathering, processing or fractionation arrangements for our production from the Utica Core Area that is committed under these agreements, and such alternative arrangements may only be available on less favorable terms, or not at all.

We currently do not have agreements with providers of gas gathering, processing or fractionation capacity with respect to our production from our Marcellus Area, and we may not be able to enter into such agreements on favorable terms, or at all.

We have not entered into any gas gathering, processing or fractionation agreements with respect to our production from a portion of our Marcellus Area. We may not be able to enter into any such agreements on favorable terms, or at all. Without such agreements, we may not receive priority service or capacity over third parties that utilize the same gas processing and fractionation plants and gas gathering systems. Our inability to obtain sufficient gas gathering, processing and fractionation capacity for our production from a portion of our Marcellus Area could negatively impact our cash flows, financial condition and results of operations and reduce the overall value of our assets within this area.

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

We are currently party to and expect to continue to be party to service contracts with drilling rig companies that require us to make shortfall payments to such companies if our actual activity level falls below specified contractual minimum activity levels. Moreover, we have entered into service contracts, and in the future may enter into additional service contracts, such as firm pipeline transportation contracts with companies owning interstate pipelines, that require us or may require us to make shortfall payments if our actual throughput falls below specified contractual minimum volumes. For the year ended December 31, 2018, we incurred approximately $1.1 million in shortfall payments under such contracts. As such, we can provide no assurance that our activity levels will be sufficient to satisfy the minimum requirements under our drilling rig contracts or that our future volumes will be sufficient to satisfy the minimum requirements under any such firm transportation contracts. If we fail to satisfy the minimum activity levels or throughput requirements associated with such contracts, we would be obligated to make shortfall payments to our counterparties based on the difference between our actual activity levels and throughput volumes, respectively, and the contract minimums in each case. These differences and the associated shortfall payments could be significant and we may not be able to generate sufficient cash to cover those obligations, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing.

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

We expect to fund a portion of our capital expenditure plan through 2019 with future borrowings under our revolving credit facility.  The credit agreement governing our revolving credit facility limits the amounts we can borrow under our revolving credit facility from time to time up to a specified maximum borrowing base amount or the aggregate amount of lender commitments, whichever is less. The lenders, in their sole discretion, will determine a borrowing base on a semi-annual basis based upon the loan value assigned to the proved reserves attributable to our oil and gas properties evaluated in our most recent reserve report(s). Our lenders may further request two additional unscheduled borrowing base redeterminations during each calendar year. Any increase in the borrowing base will require the consent of the lenders holding 95.0% (or 100.0% if there are fewer than three lenders at the time of determination) of the outstanding credit amounts, or if none are then outstanding, 95% of the commitments (provided that no lender’s commitment may increase without its consent). Distinct from determinations of a borrowing base, each lender, in its sole discretion, will determine the maximum amount of loans it will commit to make under our revolving credit facility based, in part, on general economic considerations and its prevailing lending policies. Outstanding borrowings in excess of the lesser of the specified maximum borrowing base amount or the prevailing aggregate lender commitment must be repaid. If we fail to repay such excess borrowings on a timely basis, we must provide additional oil and gas properties as collateral to the extent necessary to eliminate the deficiency. As of December 31, 2018, the borrowing base under our revolving credit facility was $225 million with $32.5 million in outstanding borrowings under our revolving credit facility, resulting in borrowing availability of approximately $165.5 million (after giving effect to approximately $27.0 million of outstanding letters of credit).  On February 28, 2019, we amended and restated the credit agreement governing our revolving credit facility to, among other things, increase the borrowing base from $225 million to $375 million and extend the maturity date thereof to approximately five years after the closing of the BRMR Merger.  Subsequent to December 31, 2018, we reduced our outstanding letters of credit to approximately $13.5 million.  Further, we borrowed an incremental $85 million under our revolving credit facility, which reduced the available borrowing capacity under such facility to $244 million.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.

We have made asset and business acquisitions in the past, including, most recently, the BRMR Merger, and we may continue to make acquisitions of assets or businesses in the future that complement or expand our current business. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. Further, the success of any completed acquisition, including the BRMR Merger, depends on our ability to integrate the acquired business effectively into our existing operations and such integration process may involve difficulties that require a disproportionate amount of our managerial and financial resources to resolve. We may also fail to realize the expected benefits of any completed acquisitions, and completed acquisitions may subject us to significant transaction costs, unknown liabilities, and/or other unanticipated expenses, such as litigation expenses.

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

Our net identified drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the capital that we expect to be necessary to drill our identified drilling locations.

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

As of December 31, 2018 after deducting wells that have been drilled or are in progress, we had identified approximately 90.2, 15.0, 77.6, 87.3 and 72.0 net undeveloped Dry Gas, Rich Gas, Condensate, Flat Castle and Marcellus Condensate locations, respectively. As a result of the limitations described above, including the recent significant declines in natural gas and oil prices, we may be unable to drill many of our identified drilling locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our identified drilling locations, see “Business—Our Properties.”

We have acreage that we must commence operations upon before lease expiration in order to hold the acreage by production. If we fail to drill sufficient wells to hold acreage we incur substantial lease renewal costs, or if renewal is not feasible, lose our lease and prospective drilling opportunities.

Leases on our oil and natural gas properties typically have a primary term of 5 years, after which they expire unless, prior to expiration, we commence operations within the spacing units covering the undeveloped acres. As of December 31, 2018, we had leases representing approximately 28,848 gross (24,610 net) undeveloped acres scheduled to expire in 2019, 14,161 gross (12,840 net) undeveloped acres scheduled to expire in 2020, 11,871 gross (10,445 net) undeveloped acres scheduled to expire in 2021, 8,128 gross (4,336 net) undeveloped acres scheduled to expire in 2022, and 20,141 gross (17,264 net) undeveloped acres scheduled to expire in 2023 and beyond. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms, or at all. Moreover, many of our leases require lessor consent to create units larger than the leases currently permit, which may make it more difficult to hold our leases by production or optimally develop our leasehold position. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, natural gas, NGLs and oil prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, gathering systems and pipeline transportation constraints and regulatory approvals. In order to hold our current leases that are scheduled to expire in 2019 and 2020, we have deployed a strategy to convert our land extension payments into multi-year delay rental payments, which is designed to spread the costs beyond a single year. We cannot assure you that we will have the liquidity to execute on this strategy, that landowners will be willing to enter into this type of lease modification or that we will have the liquidity to otherwise deploy rigs when needed to hold this expiring acreage. Our reserves and future production, and therefore, our future cash flows and income, are highly dependent on successfully extending or developing our undeveloped leasehold acreage and the loss of any leases could materially adversely affect our ability to so develop such acreage.

The standardized measure of discounted future net cash flows from our proved reserves will not be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2018, 2017, and 2016, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas average prices without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•	actual prices we receive for natural gas, NGLs and oil;
•	actual cost of development and production expenditures;
•	the effect of derivative transactions;
•	the amount and timing of actual production; and
•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating standardized measure may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. As a corporation, we are treated as a taxable entity for federal income tax purposes, and our income taxes are dependent on our taxable income. Actual future prices and costs may differ materially from those used in the present value estimates included in this Annual Report, which could have a material effect on the value of our reserves.

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

At December 31, 2018, we had 1,864.7 Bcfe of total estimated proved reserves, of which approximately 64% were classified as proved undeveloped. Our approximately 1,194.1 Bcfe of estimated proved undeveloped reserves will require an estimated $816 million of development capital over the next 5 years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.

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

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through joint interest receivables ($24.8 million at December 31, 2018) and the sale of our natural gas and oil production ($94.1 million in receivables at December 31, 2018). Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leased properties on which we wish to drill. We can do very little to choose who participates in our wells. For the year ended December 31, 2018, one customer, Marathon, accounted for approximately 25% of our revenues. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our operating history is limited and as a result there is only limited historical financial and operating information available upon which to base an evaluation of our performance. Moreover, the historical financial and operating information included in this Annual Report may not be indicative of our future financial performance.

Our operating history is limited and as a result there is only limited historical financial and operating information available upon which to base an evaluation of our performance. Moreover, the historical financial and operating information included in this Annual Report may not be indicative of our future financial performance. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations” for a description of recent developments and transactions that may affect the comparability of our historical financial condition and results of operations for the periods presented to future periods.  There can be no assurance that we will operate profitably. If our current business strategy is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

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

We make assumptions and develop expectations about possible expenditures based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change and new capital costs may be incurred to comply with such changes. In addition, new laws and regulations might adversely affect our operations and activities, including drilling, processing, storage and transportation, as well as waste management and air emissions.

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

In addition, various studies have identified potential links between increases in seismic activity and the injection/disposal of water associated with oil and natural gas production, which could result in the imposition of operational limits or closure of disposal wells in areas where such links are suspected. For example, the Ohio Department of Natural Resources (“ODNR”) adopted rules that, among other things, allow the ODNR to require submission of a seismic monitoring plan, and require continuous monitoring of injection and annulus pressures on new wells.

We are subject to risks associated with climate change.

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases (“GHGs”). The EPA has issued a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG, cap-and-trade programs. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives, but this is potentially subject to change if new or more stringent requirements are imposed. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce GHG emissions and in March 2016 President Obama and Prime Minister Trudeau of Canada announced a joint agreement to reduce methane emissions from existing oil and gas operations. Our business and our financial results could be adversely impacted to the extent that the United States implements any additional GHG regulations in accordance with such agreement.  The Trump administration has since notified the United Nations of its intent to withdraw from the Paris Agreement, but under the terms of the agreement the U.S. will remain a party until approximately August 2020.

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

The past success of our senior management with developing public and private natural gas and oil enterprises, and the expertise of our senior management in the acquisition, exploration and development of unconventional natural gas and oil properties does not guarantee our success or profitability.

As described in this Annual Report, most of our executive officers and other key personnel, including our President and Chief Executive Officer, John Reinhart, our Executive Vice President and Chief Operating Officer, Oleg Tolmachev, our Executive Vice President and Chief Financial Officer, Michael Hodges, and our Executive Vice President, Resource Planning and Development, Matthew Rucker, have substantial past experience in the acquisition, exploration and development of unconventional natural gas and oil properties, including experience at Ascent Resources, LLC, Chesapeake Energy Corporation, PayRock Energy II, LLC, Ward Energy Partners, LLC, and Rex Energy Corporation. However, the past experience and success of our executive officers and other key personnel with respect to previous endeavors in the natural gas and oil industry is not a guarantee of our future success or profitability.

The loss of senior management or technical personnel could adversely affect operations.

We depend on the services of our senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel, including our President and Chief Executive Officer, John K. Reinhart, our Executive Vice President and Chief Operating Officer, Oleg Tolmachev, our Executive Vice President and Chief Financial Officer, Michael Hodges, our Executive Vice President, Resource Planning and Development, Matthew Rucker, and our Executive Vice President, Corporate Secretary and General Counsel, Paul M. Johnston, could have a material adverse effect on our business, financial condition and results of operations.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and execution on certain trading platforms. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing or trade execution. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, margin rules for uncleared swaps, adopted during the fourth quarter of 2016 by the CFTC and federal banking regulators and requiring the posting of collateral by swap dealers and certain other financial entities, could impact liquidity and therefore reduce our ability to execute hedges to reduce risk and protect cash flows. The margin rules are not in effect for all market participants, and therefore the impact of those provisions to us is uncertain.

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

We primarily operate in Ohio, Pennsylvania, and following the closing of the BRMR Merger, West Virginia.  Legislation in these jurisdictions has been proposed from time to time that would impose or increase severance taxes on natural gas and oil extraction.  For example, Ohio has previously considered, and, the Ohio Legislature continues to consider, proposals to increase the current severance tax imposed on production of natural gas or oil in Ohio.  The Commonwealth of Pennsylvania requires an impact fee to be paid on all unconventional wells spud based on a price tier calculation for a period of 15 years.  However, Pennsylvania’s governor and legislature have continued to discuss the imposition of a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus, Upper Devonian, and Utica Shale formations, either in replacement of or in addition to the existing impact fee.  If any legislation imposing or increasing severance taxes is enacted, or other similar changes occur that tax our production or reduce or eliminate deductions currently available with respect to natural gas and oil exploration and development, it could adversely affect our business, financial condition, results of operations and cash flows.

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

Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we estimate that we have available to offset future taxable income approximately $667 million of federal net operating loss carryforward.  A substantial amount of this net operating loss carryforward was incurred prior to the effective date of the new limitation on utilization of net operating losses imposed by the Tax Cuts and Jobs Act, and portions of this net operating loss carryforward will expire each year from 2034 to 2037. Our ability to utilize this net operating loss carryforward is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on the utilization of net operating losses under U.S. federal income tax laws after an “ownership change.”

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on the use of a corporation’s net operating losses, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points compared to their lowest ownership percentage during the prior three-year period (calculated on a rolling basis). The issuance of common stock (including as part of a tax-free reorganization described in Section 368 of the Code) or sales of our stock could result in (or could have resulted in) an “ownership change” under Section 382 of the Code. If an “ownership change” occurs, Section 382 of the Code would impose an annual limitation on the amount of pre-ownership change net operating losses and other losses we could use to reduce our post-ownership change taxable income, generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change” (subject to certain adjustments). The applicable rate for “ownership changes” occurring in the month of December 2018 was 2.51%.

Because U.S. federal net operating losses incurred before 2018 generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Any pre-ownership change losses in excess of the annual limitation may be lost. In addition, if an “ownership change” were to occur, it is possible that the annual limitation imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and require U.S. federal income taxes to be paid earlier than otherwise would be paid if such annual limitations were not in effect.

Risks Related to Our Common Stock

The price of our common stock has historically been volatile, and this volatility may affect the price at which you could sell your common stock.

Our common stock began trading on the New York Stock Exchange (“NYSE”) on June 20, 2014 and since such date the market price of our common stock has ranged (after adjusting such market prices retroactively to reflect the 15-to-1 reverse stock split effected February 28, 2019) from a low of $9.75 per share in February 2016 to a high of $407.70 per share in June 2014. This volatility may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could continue to fluctuate significantly for various reasons, including:

•	general market conditions, including fluctuations in commodity prices;
•	our operating and financial performance and drilling locations, including reserve estimates;
•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•	strategic actions by our competitors;
•	our failure to meet revenue, reserves or earnings estimates;

•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	the failure of research analysts to cover our common stock;
•	sales of our common stock by us, certain investment funds (the “EnCap Funds”) managed by EnCap Investments L.P. (“EnCap”) or other stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section.

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

The EnCap Funds hold a significant amount of our common stock.

The EnCap Funds, which are managed by EnCap, hold a significant percentage of the outstanding shares of our common stock.  So long as EnCap continues to control a significant amount of our common stock, it will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of EnCap may differ or conflict with the interests of our other stockholders. The existence of a significant stockholder may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.  Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a significant stockholder.

Conflicts of interest could arise in the future between us, on the one hand, and EnCap and its affiliates, including its portfolio companies, on the other hand, concerning, among other things, acquisitions and divestitures, potential competitive business activities or business opportunities.

EnCap is a leading provider of private equity to the independent sector of the U.S. oil and gas industry and manages investment funds that own a significant amount of our common stock.  From time to time, we may acquire assets from entities affiliated with EnCap, including its portfolio companies, such as our acquisition of certain oil and gas leases, wells and other oil and gas rights and interests covering approximately 44,500 net acres located in the counties of Tioga and Potter in the Commonwealth of Pennsylvania from Travis Peak Resources, LLC (“Travis Peak”), which was completed on January 18, 2018 (such transaction, the “Flat Castle Acquisition”), divest assets to such entities or otherwise transact business with such entities.  For example, EnCap has an interest in Caiman Energy II, LLC, which owns a significant interest in Blue Racer, a provider of firm gathering, processing and fractionation capacity for our operated acreage in the Rich Gas, Condensate and Rich Condensate Windows of the Utica Core Area. As a result, EnCap’s interests with respect to matters arising in connection with our arrangements with Blue Racer may not align with our interests. EnCap and its affiliates may also, from time to time, acquire interests in businesses that directly or indirectly compete with our business, or are significant existing or potential customers.  EnCap and its affiliates may acquire or seek to acquire assets we seek to acquire, and as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.  Any actual or perceived conflicts of interest with respect to the foregoing could make us susceptible to litigation, which could result in substantial costs or divert our management’s attention and resources or otherwise harm our business and adversely impact the trading price of our common stock.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the Sarbanes—Oxley Act of 2002 (the “Sarbanes—Oxley Act”), may strain our resources, increase our costs and distract management.

We completed our initial public offering in June 2014. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also incur costs associated with our public company reporting requirements and with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Financial Industry Regulatory Authority, Inc. These rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

We may sell additional shares of common stock in subsequent public or private offerings. We may also issue additional shares of common stock or convertible securities. As of March 13, 2019, we had 35,193,719 outstanding shares of common stock. The EnCap Funds beneficially own an aggregate of 14,051,907 shares of our common stock, or approximately 39% of our total outstanding shares, of which approximately 2,977,485 shares have been registered with the SEC for resale. Upon the closing of the Flat Castle Acquisition, we entered into a registration rights agreement with Travis Peak, pursuant to which we agreed to register the resale of an additional 2,521,573 shares of our common stock issued to Travis Peak, an entity affiliated with EnCap, in the Flat Castle Acquisition.  Subject to compliance with the Securities Act or exemptions therefrom, certain of our employees may sell their shares of common stock into the public market.

Subject to the satisfaction of vesting conditions and Rule 144 restrictions applicable to our affiliates, shares registered under our registration statements on Form S-8 filed on July 2, 2014 and June 2, 2017 relating to our equity incentive plan are available for resale immediately in the public market without restriction.

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

Our second amended and restated certificate of incorporation and second amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Our second amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our second amended and restated certificate of incorporation and second amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	limitations on the ability of our stockholders to call special meetings;
•

providing that, subject to the rights of holders of any class or series of preferred stock, any action required or permitted to be taken by our stockholders must be taken at a duly held annual or special meeting of stockholders and may not be taken by any consent in writing of such stockholders;

•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our second amended and restated bylaws; and
•	establishing advance notice and information requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court or a federal court located within the State of Delaware) shall, to the fullest extent permitted by applicable law and subject to applicable jurisdictional requirements, be the sole and exclusive forum for any current or former stockholder (including any current or former beneficial owner) to bring claims, including claims in the right of the Company, (i) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or (ii) as to which the General Corporation Law of the State of Delaware confers jurisdiction upon the Court of Chancery. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and consented to the provisions of our second amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our second amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

Our second amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.

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

Information regarding the Company’s legal proceedings is set forth in “Note 13 —Commitments and Contingencies,” located in the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Annual Report and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

We have one class of common shares outstanding, having a par value of $0.01 per share (“Common Stock”). Our Common Stock is traded on the NYSE under the symbol “MR”. As of March 10, 2019, our Common Stock was held by 11 holders of record. The number of holders does not include the shareholders for whom shares are held in a “nominee” or “street” name.

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

The following table shows the selected historical consolidated financial data of Montage Resources Corporation and subsidiaries for the periods and as of the dates indicated. Our historical results are not necessarily indicative of future operating results. The selected financial data presented below are qualified in their entirety by reference to, and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”

Effective January 1, 2018, the U.S. federal corporate tax rate was reduced from 35% to 21%.  Accordingly, our historical results of operations for the years ended December 31, 2014 through December 31, 2017 reflect a higher U.S. federal corporate tax rate when compared to our financial results for the year ended December 31, 2018.

The selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are derived from the audited consolidated financial statements of Montage Resources Corporation.  Basic and diluted net income (loss) per common share for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been adjusted retroactively to reflect the 15-to-1 reverse stock split effected February 28, 2019.

Statement of Operations data: (in thousands)	Year Ended December 31,
	2018	2017	2016	2015	2014
REVENUES
Natural gas, oil and natural gas liquids sales	$498,593	$380,178	$223,015	$234,601	$137,816
Brokered natural gas and marketing	16,552	3,481	12,019	20,720	—
Total revenues	515,145	383,659	235,034	255,321	137,816
OPERATING EXPENSES
Lease operating	28,289	20,525	9,023	13,904	8,518
Transportation, gathering and compression	138,766	124,839	109,226	85,846	18,114
Production and ad valorem taxes	10,141	8,490	7,927	3,722	2,163
Brokered natural gas and marketing expense	16,886	3,191	12,268	26,173	—
Depreciation, depletion and amortization	134,277	118,818	92,948	244,750	89,218
Exploration	49,563	50,208	52,775	116,211	21,186
General and administrative	44,389	44,553	39,431	46,409	42,109
Rig termination and standby	—	1	3,846	9,672	3,283
Impairment of proved oil and gas properties	—	—	17,665	691,334	34,855
Accretion of asset retirement obligations	663	544	391	1,623	791
(Gain) loss on sale of assets	(1,815)	(179)	6,936	(4,737)	(960)
Gain on reduction of pension liability	—	—	—	—	(2,208)
Total operating expenses	421,159	370,990	352,436	1,234,907	217,069
OPERATING INCOME (LOSS)	93,986	12,669	(117,402)	(979,586)	(79,253)
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(21,169)	45,365	(52,338)	56,021	20,791
Interest expense, net	(53,990)	(49,490)	(50,789)	(53,400)	(48,347)
Gain (loss) on early extinguishment of debt	—	—	14,489	(59,392)	—
Other income (expense)	(1)	(19)	(149)	400	353
Total other income (expense), net	(75,160)	(4,144)	(88,787)	(56,371)	(27,203)
INCOME (LOSS) BEFORE INCOME TAXES	18,826	8,525	(206,189)	(1,035,957)	(106,456)
INCOME TAX BENEFIT (EXPENSE)	—	—	(546)	74,166	(73,519)
NET INCOME (LOSS)	$18,826	$8,525	$(206,735)	$(961,791)	$(179,975)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.94	$0.49	$(12.84)	$(66.21)	$(18.70)
Diluted	$0.94	$0.48	$(12.84)	$(66.21)	$(18.70)
Statement of Cash Flow data:
Net cash provided by (used in)
Operating activities	$225,093	$112,746	$6,405	$80,299	$8,513
Investing activities	(266,250)	(292,469)	(89,318)	(437,268)	(718,436)
Financing activities	29,892	(4,282)	99,737	473,857	667,931
Balance Sheet data:
Cash and cash equivalents	$5,959	$17,224	$201,229	$184,405	$67,517
Total property and equipment, net	1,296,358	1,114,372	947,500	993,968	1,722,827
Total assets	1,433,769	1,223,527	1,198,644	1,266,665	1,879,709
Credit facility	32,500	—	—	—	—
Total debt	497,778	495,021	492,278	527,248	408,754
Total stockholders’ equity	687,486	572,354	556,607	633,374	1,155,912
Other financial data:
Adjusted EBITDAX	$261,597	$189,138	$102,071	$120,976	$67,347

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income (loss)	$18,826	$8,525	$(206,735)	$(961,791)	$(179,975)
Depreciation, depletion and amortization	134,277	118,818	92,948	244,750	89,218
Exploration expense	49,563	50,208	52,775	116,211	21,186
Rig termination and standby	—	1	3,846	9,672	3,283
Stock-based compensation	7,891	9,301	6,216	4,635	256
Impairment of proved oil and gas properties	—	—	17,665	691,334	34,855
Accretion of asset retirement obligations	663	544	391	1,623	791
(Gain) loss on sale of assets	(1,815)	(179)	6,936	(4,737)	(960)
Gain on reduction of pension obligations	—	—	—	—	(2,208)
(Gain) loss on derivative instruments	21,169	(45,365)	52,338	(56,021)	(20,791)
Net cash receipts (payments) on settled derivatives	(26,985)	(2,224)	38,696	37,074	564
Net cash paid for option premium	—	—	—	—	(385)
Interest expense, net	53,990	49,490	50,789	53,400	48,347
(Gain) loss on early extinguishment of debt	—	—	(14,489)	59,392	—
Merger related expenses	4,017	—	—	—	—
Other (income) expense	1	19	149	(400)	(353)
Income tax (benefit) expense	—	—	546	(74,166)	73,519
Adjusted EBITDAX	$261,597	$189,138	$102,071	$120,976	$67,347

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. As of December 31, 2018, we had assembled an acreage position approximating 241,000 net acres in Ohio and Pennsylvania. As of  December 31, 2018, we had approximately 134,000 net acres in the Utica Shale in Ohio and Pennsylvania within the Utica Core Area, which we believe to be the most prolific part of the play, and approximately 14,500 net acres of stacked pay opportunity are located in the highly liquids rich area of the Marcellus Shale in Eastern Ohio within what we refer to as our Marcellus Area.  Additionally, we own approximately 107,000 net acres (which are approximately 94% held by production) outside of the Utica Core Area that may be prospective for the oil window of the Utica Shale.

We are the operator of approximately 94% of our proved reserves within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of December 31, 2018:

•	we were operating 2 horizontal rigs in the Utica Core Area;
•

we, or our operating partners, had commenced drilling 256 gross (136.1 net) wells within the Utica Core Area and our Marcellus Area, of which 2 gross (1.9 net) were top holed, 2 gross (1.5 net) were drilling, 12 gross (6.5 net) were awaiting completion, and 240 gross (126.2 net) had been turned to sales.

•	we had average daily production for the year ended December 31, 2018 of approximately 343.2 MMcfe, which was comprised of approximately 72% natural gas, 17% NGLs and 11% oil; and
•

our estimated proved reserves were 1,864.7 Bcfe, or 310.8 MMBoe, based on reserve reports prepared by SIS, our independent petroleum engineers for the year ended December 31, 2018, approximately 36% of which were proved developed reserves. Our estimated proved reserves were approximately 82% natural gas, 11% NGLs and 7% oil, as of December 31, 2018.

Factors That Significantly Affect Our Financial Condition and Results of Operations

We derive substantially all of our revenues from the production and sale of natural gas, NGLs and oil that are extracted from our natural gas during processing. During the year ended December 31, 2018, our revenues were derived approximately 53%, 17% and 27% from the production and sale of natural gas, NGLs and oil, respectively (with the remaining 3% of revenues attributable to brokered natural gas and marketing revenue). Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Natural gas, NGLs and oil prices have historically been volatile and may fluctuate widely in the future due to a variety of factors, including, but not limited to, prevailing economic conditions, supply and demand of hydrocarbons in the marketplace and geopolitical events such as wars or natural disasters. Sustained periods of low prices for these commodities would materially and adversely affect our financial condition, our results of operations, the quantities of natural gas, NGLs and oil that we can economically produce and our ability to access capital.

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

Drilling Joint Venture. On December 22, 2017, we entered into definitive agreements with Sequel Energy  Group LLC (“Sequel”) (an affiliate of GSO Capital Partners LP) to establish a drilling joint venture on our Utica Shale acreage in Guernsey and Monroe counties in southeast Ohio.  We have committed funding from Sequel of up to $285 million to fund its proportionate share of two drilling programs comprising of 33 gross wells in aggregate.   We will retain 50% of our pre-carry working interest in the first program and 30% of our pre-carry working interest in the second program.  We will receive a 15% carried interest on drilling and completion capital expenditures incurred in each well program, which will be proportionately reduced based upon our retained pre-carry working interest in such well program, and a significant portion of Sequel’s working interest in each well program will revert to Montage once a certain return is realized by Sequel in each program.  We will be the operator of all wells drilled within each well program.

Flat Castle Acquisition. On January 18, 2018, Eclipse Resources-PA, LP, a wholly owned subsidiary of the Company, completed its acquisition of certain oil and gas leases, wells and other oil and gas rights and interests covering approximately 44,500 net acres located in the counties of Tioga and Potter in the Commonwealth of Pennsylvania from Travis Peak.  The aggregate adjusted purchase price for the Flat Castle Acquisition was $92.2 million, which was paid entirely with approximately 2.5 million shares of the Company’s common stock.

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

We also continually evaluate our rates of return on invested capital in our wells. These rates of return calculations may include corporate level items such as land costs, general and administrative expenses, midstream costs and cash settled derivatives.  We believe the quality of our assets combined with our technical and managerial expertise can generate attractive rates of return as we develop our acreage in the Utica Core Area and our Marcellus Area. We review changes in drilling and completion costs, lease operating costs, natural gas, NGLs and oil prices, well productivity, and other factors in order to focus our drilling on the highest rate of return areas within our acreage on a per well basis.

Overview of the Year Ended December 31, 2018 Results

Operationally, our performance during the year ended December 31, 2018 reflects continued development of our acreage, while focusing on capital preservation in the current commodity price environment. During the year ended December 31, 2018, we achieved the following financial and operating results:

•	increased our average daily net production for the year ended December 31, 2018 by 10% over the prior year, to 343.2 MMcfe per day;
•

commenced drilling 26 gross (13.1 net) operated Utica Shale wells, commenced completions of 31 gross (16.9 net) operated Utica Shale wells and turned-to-sales 30 gross (17.6 net) operated Utica and Marcellus Shale wells during the year ended December 31, 2018;

•	recognized net income of $18.8 million for the year ended December 31, 2018 compared to net income of $8.5 million for the year ended December 31, 2017; and
•

realized Adjusted EBITDAX of $261.6 million for the year ended December 31, 2018 compared to $189.1 million for the year ended December 31, 2017. Adjusted EBITDAX is a non-GAAP financial measure. See “Item 6. Selected Financial Data—Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average daily, high, low and average monthly settled NYMEX Henry Hub prices for natural gas and average daily, high and low NYMEX WTI prices for oil for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
NYMEX Henry Hub High ($/MMBtu)	$6.24	$3.71	$3.80
NYMEX Henry Hub Low ($/MMBtu)	2.49	2.44	1.49
Average Daily NYMEX Henry Hub ($/MMBtu)	3.15	2.99	2.52
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	3.09	3.11	2.46

NYMEX WTI High ($/Bbl)	$77.41	$60.46	$54.01
NYMEX WTI Low ($/Bbl)	44.48	42.48	26.19
Average Daily NYMEX WTI ($/Bbl)	65.23	50.80	43.29

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

	Oil	Natural Gas	Estimated Proved Reserves (Bcfe)	Standardized Measure of Discounted Future Net Cash Flows (PV-10)
Commodity Pricing - SEC	$65.56	$3.10	1,864.7	$1,366.7
Reserves Sensitivity:
10% Increase	$72.12	$3.41	1,882.6	$1,628.3
10% Decrease	$59.00	$2.79	1,791.2	$1,004.0

We consider future commodity prices when determining our development plan, but many other factors are also considered. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at December 31, 2018, cash flows from operations, borrowings under our revolving credit facility, and proceeds from asset sales.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Revenues (in thousands)
Natural gas sales	$274,239	$241,379	$32,860
NGL sales	86,152	64,109	22,043
Oil sales	138,202	74,690	63,512
Brokered natural gas and marketing revenue	16,552	3,481	13,071
Total revenues	$515,145	$383,659	$131,486

Our production grew by approximately 11.8 Bcfe for the year ended December 31, 2018 over the year ended December 31, 2017, as we placed new wells into production, partially offset by natural declines in well production. Our production for the years ended December 31, 2018 and 2017 is set forth in the following table:

	Year Ended December 31,
	2018	2017	Change
Production:
Natural gas (MMcf)	89,965.7	87,404.2	2,561.5
NGLs (Mbbls)	3,503.1	2,713.7	789.4
Oil (Mbbls)	2,378.0	1,622.4	755.6
Total (MMcfe)	125,252.3	113,420.8	11,831.5

Average daily production volume:
Natural gas (Mcf/d)	246,481	239,464	7,017
NGLs (Bbls/d)	9,598	7,435	2,163
Oil (Bbls/d)	6,515	4,445	2,070
Total (Mcfe/d)	343,159	310,744	32,415

Our average realized price (including cash derivative settlements and firm third-party transportation costs) received during the year ended December 31, 2018 was $3.37 per Mcfe compared to $2.99 per Mcfe during the year ended December 31, 2017. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all derivative settlements and third-party firm transportation costs) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives) does not include derivative settlements or third party transportation costs, which are reported in transportation, gathering and compression expense on the accompanying consolidated statements of operations. Average sales price (excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the years ended December 31, 2018 and 2017 are shown below:

	Year Ended December 31,
	2018	2017	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$3.05	$2.76	$0.29
NGLs ($/Bbl)	24.59	23.62	0.97
Oil ($/Bbl)	58.12	46.04	12.08
Total average prices ($/Mcfe)	3.98	3.35	0.63

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.96	$2.79	$0.17
NGLs ($/Bbl)	24.32	21.96	2.36
Oil ($/Bbl)	50.47	46.14	4.33
Total average prices ($/Mcfe)	3.77	3.33	0.44

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.50	$2.31	$0.19
NGLs ($/Bbl)	24.59	23.62	0.97
Oil ($/Bbl)	58.12	46.04	12.08
Total average prices ($/Mcfe)	3.59	3.01	0.58

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.41	$2.34	$0.07
NGLs ($/Bbl)	24.32	21.96	2.36
Oil ($/Bbl)	50.47	46.14	4.33
Total average prices ($/Mcfe)	3.37	2.99	0.38

Brokered natural gas and marketing revenue was $16.6 million in the year ended December 31, 2018 compared to $3.5 million in the year ended December 31, 2017. Brokered natural gas and marketing revenue includes revenue we receive as a result of selling natural gas that is not related to our production and from the release of firm transportation capacity.  The increase from the year ended December 31, 2017 to the year ended December 31, 2018 is due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties during the year ended December 31, 2018.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Operating expenses (in thousands)
Lease operating	$28,289	$20,525	$7,764
Transportation, gathering and compression	138,766	124,839	13,927
Production and ad valorem taxes	10,141	8,490	1,651
Depreciation, depletion and amortization	134,277	118,818	15,459
General and administrative	44,389	44,553	(164)
Operating expenses per Mcfe:
Lease operating	$0.23	$0.18	$0.05
Transportation, gathering and compression	1.10	1.10	—
Production and ad valorem taxes	0.08	0.07	0.01
Depreciation, depletion and amortization	1.07	1.05	0.02
General and administrative	0.35	0.39	(0.04)

Lease operating expense was $28.3 million in the year ended December 31, 2018 compared to $20.5 million in the year ended December 31, 2017. Lease operating expense per Mcfe was $0.23 in the year ended December 31, 2018 compared to $0.18 in the year ended December 31, 2017.  The increase of $7.8 million and $0.05 per Mcfe is attributable to increases in producing wells and salt water disposal expenses during the year ended December 31, 2018.  Lease operating expenses include normally recurring expenses to operate our wells and non-recurring workovers and repairs.

Transportation, gathering and compression expense was $138.8 million in the year ended December 31, 2018 compared to $124.8 million in the year ended December 31, 2017. Transportation, gathering and compression expense per Mcfe was $1.10 in each of the years ended December 31, 2018 and 2017.  The following table details our transportation, gathering and compression expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$42,461	$46,466	$(4,005)
Processing and fractionation	39,132	32,468	6,664
Liquids transportation and stabilization	7,986	6,746	1,240
Marketing	19	27	(8)
Firm transportation	49,168	39,132	10,036
	$138,766	$124,839	$13,927
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.34	$0.41	$(0.07)
Processing and fractionation	0.31	0.29	0.02
Liquids transportation and stabilization	0.06	0.06	—
Marketing	—	—	—
Firm transportation	0.39	0.34	0.05
	$1.10	$1.10	$—

The increase of $13.9 million in the year ended December 31, 2018 was due to our production growth and increased firm transportation expenses, which increased primarily due to additional capacity that came online during the second half of 2018.  These expenses were consistent on a per unit basis as increased firm transportation and production costs were offset by lower contractual gathering rates.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $10.1 million in the year ended December 31, 2018 compared to $8.5 million in the year ended December 31, 2017. Production and ad valorem taxes per Mcfe was $0.08 in the year ended December 31, 2018 compared to $0.07 in the year ended December 31, 2017.  The $1.6 million increase in aggregate production and ad valorem taxes is primarily due to increased production and well count.  The increase of $0.01 on a per unit basis is driven by increased severance taxes associated with our increased liquids production.

Depreciation, depletion and amortization was approximately $134.3 million in the year ended December 31, 2018 compared to $118.8 million in the year ended December 31, 2017.  This $15.5 million increase is primarily due to an increase in production and proved property costs.  On a per Mcfe basis, DD&A increased to $1.07 in the year ended December 31, 2018 from $1.05 in the year ended December 31, 2017, which was primarily due to a higher depletion rate resulting from our reserves increasing at a lower rate than our capital cost.

General and administrative expense was $44.4 million for the year ended December 31, 2018 compared to $44.6 million for the year ended December 31, 2017.  General and administrative expense per Mcfe was $0.35 in the year ended December 31, 2018 compared to $0.39 in the year ended December 31, 2017.  The $0.2 million decrease was primarily due to lower salaries and benefits associated with decreased head count, and lower professional fees partially offset by approximately $4.0 million of expense related to the BRMR Merger.  The decrease of $0.04 per Mcfe was primarily due to fixed costs spread across increased levels of production as of December 31, 2018 compared to December 31, 2017.  General and administrative expense includes $7.9 million and $9.3 million of stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include brokered natural gas and marketing expense, exploration, rig termination and standby, accretion of asset retirement obligations, impairment of proved oil and natural gas properties and (gain) loss on sale of assets. The following table details our other operating expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$16,886	$3,191	$13,695
Exploration	49,563	50,208	(645)
Rig termination and standby	—	1	(1)
Accretion of asset retirement obligations	663	544	119
(Gain) loss on sale of assets	(1,815)	(179)	(1,636)

Brokered natural gas and marketing expense was $16.9 million for the year ended December 31, 2018 compared to $3.2 million in the year ended December 31, 2017.  Brokered natural gas and marketing expense relate to gas purchases for brokered natural gas that we buy and sell that is not related to our production and firm transportation capacity that is marketed to third parties.  The increase is primarily due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties during the year ended December 31, 2018.

Exploration expense decreased to $49.6 million in the year ended December 31, 2018 compared to $50.2 million in the year ended December 31, 2017. The following table details our exploration-related expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Exploration expenses (in thousands):
Geological and geophysical	$1,510	$1,098	$412
Delay rentals	19,729	17,693	2,036
Impairment of unproved properties	27,608	28,291	(683)
Dry hole and other	716	3,126	(2,410)
	$49,563	$50,208	$(645)

Delay rentals were $19.7 million in the year ended December 31, 2018 compared to $17.7 million in the year ended December 31, 2017.  The increase in delay rentals relates to converting lump-sum extension payments into annual delay rentals.

Impairment of unproved properties was $27.6 million in the year ended December 31, 2018 compared to $28.3 million in the year ended December 31, 2017.  The decrease in impairment charges during the year ended December 31, 2018 was the result of a decrease in expected lease expirations due to the increase in our planned future drilling activity. As we continue to review our acreage positions and high grade our drilling inventory based on the current commodity price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense was less than $0.1 million in the year ended December 31, 2017.  There was no rig termination and standby expense in the year ended December 31, 2018.

Accretion of asset retirement obligations was $0.7 million in the year ended December 31, 2018, compared to $0.5 million in the year ended December 31, 2017. The increase in accretion expense primarily relates to the increase in our number of producing wells.

(Gain) loss on sale of assets was ($1.8) million in the year ended December 31, 2018 and ($0.2) million in the year ended December 31, 2017, each due to the sale of certain non-core assets.

Other Income (Expense)

Gain (loss) on derivative instruments was ($21.2) million for the year ended December 31, 2018 compared to $45.4 million for the year ended December 31, 2017, primarily due to changes in commodity prices during each year.  Cash payments were approximately $27.0 million and $2.2 million for the derivative instruments that settled during the years ended December 31, 2018 and 2017, respectively.

Interest expense, net was $54.0 million for the year ended December 31, 2018 compared to $49.5 million for year ended December 31, 2017. The increase in interest expense was primarily due to our increased borrowings under our credit facility during the year ended December 31, 2018.

Income tax benefit (expense) was not recognized for the years ended December 31, 2018 and 2017 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
Revenues (in thousands):
Natural gas sales	$241,379	$134,618	$106,761
NGLs sales	64,109	38,204	25,905
Oil sales	74,690	50,193	24,497
Brokered natural gas and marketing revenue	3,481	12,019	(8,538)
Total revenues	$383,659	$235,034	$148,625

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

Brokered natural gas and marketing revenue was $3.5 million in the year ended December 31, 2017 compared to $12.0 million in the year ended December 31, 2016.  Brokered natural gas and marketing revenue includes revenue we receive as a result of selling natural gas that is not related to our production and from the release of firm transportation capacity.  The decrease from the year ended December 31, 2016 to the year ended December 31, 2017 is due to increased utilization of our firm transportation capacity for operated production during the year ended December 31, 2017, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
Operating expenses (in thousands):
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

Depreciation, depletion and amortization was approximately $118.8 million for the year ended December 31, 2017 compared to $92.9 million in the year ended December 31, 2016. The increase is primarily due to an increase in production and proved costs. On a per Mcfe basis, DD&A decreased to $1.05 in the year ended December 31, 2017 from $1.11 in the year ended December 31, 2016, which was primarily due to a lower depletion rate resulting from increased reserves.

General and administrative expense was $44.6 million for the year ended December 31, 2017 compared to $39.4 million for the year ended December 31, 2016.  General and administrative expense per Mcfe was $0.39 in the year ended December 31, 2017 compared to $0.47 in the year ended December 31, 2016.  The aggregate increase of $5.1 million was primarily due to higher salaries and benefits associated with increased head count and the decrease of $0.08 per Mcfe was primarily due to fixed costs spread across increased levels of production, in each case, as of December 31, 2017 compared to December 31, 2016.  General and administrative expense includes $9.3 million and $6.2 million of stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include brokered natural gas and marketing expense, exploration, rig termination and standby, accretion of asset retirement obligations, impairment of proved oil and natural gas properties and (gain) loss on sale of assets. The following table details our other operating expenses for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$3,191	$12,268	$(9,077)
Exploration	50,208	52,775	(2,567)
Rig termination and standby	1	3,846	(3,845)
Accretion of asset retirement obligations	544	391	153
Impairment of proved oil and natural gas properties	—	17,665	(17,665)
(Gain) loss on sale of assets	(179)	6,936	(7,115)

Brokered natural gas and marketing expense was $3.2 million in the year ended December 31, 2017 compared to $12.3 million in the year ended December 31, 2016.  Brokered natural gas and marketing expense relate to gas purchases for brokered natural gas that we buy and sell that is not related to our production and firm transportation capacity that is marketed to third parties.  The decrease is primarily due to increased utilization of our firm transportation capacity for operated production during the year ended December 31, 2017, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense decreased to $50.2 million in the year ended December 31, 2017 compared to $52.8 million in the year ended December 31, 2016. The following table details our exploration-related expenses for the years ended December 31, 2017 and 2016:

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

Other Income (Expense)

Gain (loss) on derivative instruments was $45.4 million for the year ended December 31, 2017 compared to ($52.3) million for the year ended December 31, 2016, primarily due to changes in commodity prices during each year.  Cash payments were approximately $2.2 million and $38.7 million for the derivative instruments that settled during the years ended December 31, 2017 and December 31, 2016, respectively.

Interest expense, net was $49.5 million for the year ended December 31, 2017 compared to $50.8 million for year ended December 31, 2016. The decrease in interest expense was due to the early extinguishment of debt during the year ended December 31, 2016.

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

Income tax benefit (expense) was ($0.5) million for the year ended December 31, 2016 related to the write-off of certain state deferred tax assets.  No income tax benefit or expense was recorded for the year ended December 31, 2017 due to reducing the valuation allowance to the extent of the tax effect of recorded pre-tax income.   Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, resulted in the Company generating a deferred tax expense of $142 million primarily due to remeasurement of our net deferred tax asset for the reduction in the U.S. statutory rate from 35% to 21%.  Based on our current interpretation and subject to release of the related regulations and any future interpretative guidance, we believe the effects of the change in tax law incorporated herein are substantially complete.  See Note 14— Income Tax to our consolidated financial statements included elsewhere in this Annual Report for information regarding the impact of the Tax Cuts and Jobs Act on our income tax provisions for the year ended December 31, 2017.  At December 31, 2017, we had approximately $546 million of NOLs for U.S. federal income tax purposes that expire at various dates from 2034 through 2037.  The increase in NOLs from approximately $426 million at December 31, 2016 to $546 million at December 31, 2017 results primarily from the deduction of intangible drilling costs for U.S. federal income tax purposes.  Future interpretations relating to the recently enacted U.S. federal income tax legislations, which vary from our current interpretation, may have a significant effect on our future taxable position.  The impact of any such change would be recorded in the period in which such interpretations are received or legislation is enacted.

Cash Flows, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices. Our cash flows from operations also are impacted by changes in working capital. Short-term liquidity needs are satisfied by our operating cash flow, proceeds from asset sales, borrowings under our revolving credit facility, proceeds from our drilling joint venture, and proceeds from issuances of debt and equity securities. We sell a large portion of our production at the wellhead under floating market contracts.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net cash provided by operations in the year ended December 31, 2018 was $225.1 million compared to $112.7 million in the year ended December 31, 2017. The increase in cash provided from operating activities reflects the increase in our production during the year-over-year comparative periods, working capital changes and the timing of cash receipts and disbursements.

Net cash used in investing activities in the year ended December 31, 2018 was $266.3 million compared to $292.5 million in the year ended December 31, 2017.

During the year ended December 31, 2018, we:

•	spent $275.6 million on capital expenditures for oil and natural gas properties;
•	spent $1.0 million on property and equipment; and
•	received $10.4 million of proceeds relating to the sale of assets.

During the year ended December 31, 2017, we:

•	spent $291.8 million on capital expenditures for oil and natural gas properties;
•	spent $2.0 million on property and equipment; and
•	received $1.3 million of proceeds relating to the sale of assets.

Net cash provided by (used in) financing activities in the year ended December 31, 2018 was $29.9 million compared to ($4.3) million in the year ended December 31, 2017.

During the year ended December 31, 2018, we:

•	borrowed $32.5 million under our revolving credit facility; and
•	withheld from employees shares totaling $1.3 million related to the settlement of equity compensation awards.

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

•	withheld from employees shares totaling $2.0 million related to the settlement of equity compensation awards.

During the year ended December 31, 2016, we:

•	purchased outstanding senior unsecured notes with aggregate principal amount of $39.5 million for $23.4 million; and
•	completed a public offering of 2,500,000 shares of common stock for approximately $123.8 million of net proceeds.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, asset sales, borrowings under our revolving credit facility, proceeds from our drilling joint venture and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs, which requires substantial capital expenditures. We periodically review capital expenditures and adjust our budget based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices. We believe that our existing cash on hand, operating cash flow, proceeds from our drilling joint venture and available proceeds under our revolving credit facility will be adequate to meet our capital and operating requirements for 2019.

Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We will continue using net cash on hand, cash flows from operations, proceeds from our drilling joint venture and proceeds available under our revolving credit facility to satisfy near-term financial obligations and liquidity needs, and as necessary, we will seek additional sources of debt or equity to fund these requirements. Longer-term cash flows are subject to a number of variables including the level of production and prices we receive for our production as well as various economic conditions that have historically affected the natural gas and oil business. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales, joint venture transactions or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves

As of December 31, 2018, we were in compliance with all of our debt covenants under the credit agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at December 31, 2018 and 2017, excluding discount, totaled $543.0 million and $510.5 million, respectively.  Long-term debt includes both the senior unsecured notes outstanding and, if applicable, any outstanding borrowings against our revolving credit facility.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of December 31, 2018, we had entered into the following derivative contracts:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	January 2019 – March 2019	$2.90
	90,000	January 2019 – December 2019	$2.84
Natural Gas Collars:
Ceiling sold price (call)	30,000	October 2019 – December 2019	$2.95
Floor sold price (put)	30,000	October 2019 – December 2019	$2.65
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	January 2019 – March 2019	$3.00
Ceiling sold price (call)	30,000	January 2019 – March 2019	$3.40
Floor sold price (put)	30,000	January 2019 – March 2019	$2.50
Floor purchase price (put)	77,500	January 2019 – December 2019	$2.72
Ceiling sold price (call)	77,500	January 2019 – December 2019	$3.04
Floor sold price (put)	77,500	January 2019 – December 2019	$2.30
Floor purchase price (put)	50,000	January 2020 – June 2020	$2.70
Ceiling sold price (call)	50,000	January 2020 – June 2020	$2.95
Floor sold price (put)	50,000	January 2020 – June 2020	$2.25
Natural Gas Call/Put Options:
Call sold	30,000	January 2019 – March 2019	$3.50
Call sold	30,000	April 2019 – December 2019	$3.00
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,000	January 2019 – March 2019	$61.00
Oil Three-way Collars:
Floor purchase price (put)	2,000	January 2019 – December 2019	$50.00
Ceiling sold price (call)	2,000	January 2019 – December 2019	$60.56
Floor sold price (put)	2,000	January 2019 – December 2019	$40.00
Floor purchase price (put)	2,000	January 2020 – June 2020	$62.50
Ceiling sold price (call)	2,000	January 2020 – June 2020	$74.00
Floor sold price (put)	2,000	January 2020 – June 2020	$55.00

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2018, we had derivative instruments in place with Bank of Montreal, KeyBank N.A., Morgan Stanley, Capital One N.A., BP Energy Company and Goldman Sachs. We believe all of such institutions currently are an acceptable credit risk. As of December 31, 2018, we did not have any past due receivables from counterparties.

Subsequent to December 31, 2018, we entered into the following derivative instruments to mitigate our exposure to commodity prices which also includes contracts assumed as a result of the BRMR Merger:

Natural Gas:

Description	Volume (MMbtu/d)	Production Period	Weighted Average Price ($/MMbtu)
Natural Gas Swaps:
	15,000	April 2019 – September 2019	$2.79
Natural Gas Collars:
Floor purchase price (put)	50,000	January 2019 – March 2019	$3.00
Ceiling sold price (call)	50,000	January 2019 – March 2019	$3.52
Floor purchase price (put)	55,000	April 2019 – June 2019	$2.51
Ceiling sold price (call)	55,000	April 2019 – June 2019	$2.81
Floor purchase price (put)	75,000	July 2019 – September 2019	$2.50
Ceiling sold price (call)	75,000	July 2019 – September 2019	$2.87
Floor purchase price (put)	35,000	October 2019 – December 2019	$2.64
Ceiling sold price (call)	35,000	October 2019 – December 2019	$2.96
Floor purchase price (put)	30,000	January 2020 – March 2020	$2.72
Ceiling sold price (call)	30,000	January 2020 – March 2020	$3.15
Floor purchase price (put)	15,000	April 2020 – June 2020	$2.50
Ceiling sold price (call)	15,000	April 2020 – June 2020	$2.80
Natural Gas Three-way Collars:
Floor purchase price (put)	49,000	January 2019 – March 2019	$3.15
Ceiling sold price (call)	49,000	January 2019 – March 2019	$3.56
Floor sold price (put)	49,000	January 2019 – March 2019	$2.63
Floor purchase price (put)	40,000	April 2019 – June 2019	$2.65
Ceiling sold price (call)	40,000	April 2019 – June 2019	$2.84
Floor sold price (put)	40,000	April 2019 – June 2019	$2.30
Floor purchase price (put)	20,000	January 2020 – June 2020	$2.70
Ceiling sold price (call)	20,000	January 2020 – June 2020	$3.05
Floor sold price (put)	20,000	January 2020 – June 2020	$2.25
Floor purchase price (put)	30,000	October 2019 – June 2020	$2.90
Ceiling sold price (call)	30,000	October 2019 – June 2020	$3.15
Floor sold price (put)	30,000	October 2019 – June 2020	$2.50
Natural Gas Call/Put Options:
Call sold	15,000	January 2019 – March 2019	$3.50
Basis Swaps:
Appalachia - Dominion	17,500	January 2019 – December 2019	$(0.50)
Appalachia - Dominion	20,000	April 2019 – March 2020	$(0.39)

Oil:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,000	July 2019 – December 2019	$58.80
	500	January 2020 – December 2020	$58.20
Oil Collars:
Floor purchase price (put)	1,000	July 2019 – December 2019	$50.00
Ceiling sold price (call)	1,000	July 2019 – December 2019	$66.75
Floor purchase price (put)	500	January 2020 – December 2020	$50.00
Ceiling sold price (call)	500	January 2020 – December 2020	$64.00

NGL:

Description	Volume (Gal/d)	Production Period	Weighted Average Price ($/Gal)
Propane Swaps:
	46,200	January 2019 – March 2019	$0.74
	14,700	January 2019 – December 2019	$0.95

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt.  The Board of Directors recently approved an initial capital budget for 2019 of between approximately $375 - $400 million, allocated approximately 90% for drilling and completions activities and approximately 10% for land activities and other capital requirements. The 2019 capital budget is expected to be substantially funded through internally generated cash flows, the Company’s current cash balance and borrowings under the revolving credit facility.  The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities, additional borrowings under our revolving credit facility or the sale of assets.

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

Capitalization

As of December 31, 2018 and 2017, our total debt, excluding debt discount and issuance costs, and capitalization were as follows (in millions):

	December 31, 2018	December 31, 2017
Senior unsecured notes	$510.5	$510.5
Credit facility	32.5	—
Stockholders' equity	687.5	572.4
Total capitalization	$1,230.5	$1,082.9

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering and compressions services, and asset retirement obligations. As of December 31, 2018 and 2017, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2018. In addition to the contractual obligations listed in the table below, our balance sheet at December 31, 2018 reflects accrued interest payable of $21.7 million, compared to $21.1 million as of December 31, 2017. We paid the accrued interest balance in January 2019.

The following summarizes our contractual financial obligations at December 31, 2018 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our revolving credit facility, additional debt and equity issuances, proceeds from our drilling joint venture and proceeds from asset sales (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Senior unsecured notes(1)	$—	$—	$—	$—	$510,465	$—	$510,465
Drilling rig commitments(2)	1,287	—	—	—	—	—	1,287
Firm transportation(3)	80,083	80,303	80,083	80,083	80,083	700,549	1,101,184
Gas processing, gathering, and compression services(4)	26,271	22,886	18,147	20,440	18,515	61,923	168,182
Asset retirement obligation liability(5)	—	—	—	—	—	7,110	7,110
Operating leases	1,360	1,060	929	755	755	1,619	6,478
Vehicle loans	332	93	65	55	31	6	582
	$109,333	$104,342	$99,224	$101,333	$609,849	$771,207	$1,795,288

(1)	The ultimate settlement amount and timing cannot be precisely determined in advance. See Note 7— Debt to our consolidated financial statements as of and for the year ended December 31, 2018.
(2)

We had contracts for the service of two rigs, which have both expired and we are currently on well-to-well contracts.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest, as applicable.

(3)

We have entered into firm transportation agreements with various pipelines in order to facilitate the delivery of production to market. These contracts commit us to transport minimum daily natural gas volumes at a negotiated rate, or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent our minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

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

Other

We lease acreage that is generally subject to lease expiration if operations are not commenced within a specified period, generally 5 years and approximately 64% of our leases in the Utica Core Area have a 3-5 year extension at our option. Based on our evaluation of prospective economics, including the cost of infrastructure to connect production, we have allowed acreage to expire and will allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Interest Rates

At December 31, 2018 and 2017, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bore interest at a fixed cash interest rate of 8.875% and was due semi-annually from the date of issuance.

Information related to our interest rates is described in Note 7— Debt to our consolidated financial statements and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments which are described above under “—Cash Contractual Obligations”.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, it does not normally have a significant effect on our business. We expect costs in fiscal 2019 to continue to be a function of supply and demand.  Further strengthening of commodity prices could stimulate demand for ancillary services causing services costs to increase.  In the near term, the majority of our service costs are expected to remain flat in 2019 due to previously negotiated drilling, stimulation, and rentals contracts. Along with these contacts, we have secured quality service equipment and tenured personnel to limit our exposure to increasing service costs and improve operational efficiencies.

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

Proved reserves are defined by the SEC as those volumes of natural gas, NGLs, condensate and crude oil that geological and engineering data demonstrate with reasonable certainty are economically recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements which were adopted effective December 31, 2009, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in natural gas, NGLs and oil prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in our depletion rates. We cannot predict what reserve revisions may be required in future periods. Reserve estimates are reviewed and approved by our Manager, Reserves Reporting who reports directly to our Chief Operating Officer. To further ensure the reliability of our reserve estimates, we engage independent petroleum engineers to prepare our estimates of proved reserves at least annually. SIS, our independent petroleum engineers for the year ended December 31, 2018, prepared 100% of our reserves in 2018 and NSAI, our independent petroleum engineers, for all prior years, prepared 100% of our reserves in 2017, 2016, 2015 and 2014. For additional discussion, “See Items 1 and 2. Business and Properties—Oil and Natural Gas Data—Proved Reserves”.

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

We monitor our long-lived assets recorded in natural gas and oil properties in our consolidated balance sheets to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future natural gas, NGLs and oil prices, an estimate of the ultimate amount of recoverable natural gas, NGLs and oil reserves that will be produced from the property asset groups future production, future production costs, future abandonment costs, and future inflation. The need to test a property asset group for impairment can be based on several factors, including a significant reduction in sales prices for natural gas, NGLs and/or oil, unfavorable adjustments to reserves, physical damage to production equipment and facilities, a change in costs, or other changes to contracts or environmental regulations. Our natural gas and oil properties are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. All of these factors must be considered when testing a property asset group carrying value for impairment.

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

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation (“ARO”), a corresponding adjustment is made to the natural gas and oil property balance. For example, as we analyze actual plugging and abandonment in formation, we may revise our estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of our wells. In addition, increases in the discounted ARO liability resulting from the passage of time are reflected as accretion expense, a component of depreciation, depletion and amortization in the accompanying consolidated statements of operations. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

Revenue Recognition

Information related to revenue recognition is described in Note 2— Summary of Significant Accounting Policies to our consolidated financial statements and is incorporated herein by reference.

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

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 82% and 75% of our proved reserves as of December 31, 2018 and 2017, respectively, were natural gas.

For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Hedging Activities.”

The following table shows the fair value of our commodity derivatives and the hypothetical change in fair value that would result from a 10% change in commodity prices at December 31, 2018:

	Fair Value	Hypothetical 10% Increase in Commodity Price	Hypothetical 10% Decrease in Commodity Price
Natural Gas	$401	$16,766	$15,247
NGLs	—	—	—
Oil	5,298	2,723	2,383

Interest Rate Risk

On July 6, 2015, we issued $550 million in aggregate principal amount of 8.875% senior unsecured notes due 2023 at an issue price of 97.903% of the principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any. At December 31, 2018, the cash interest rate with respect to the senior unsecured notes was fixed at 8.875% and was due semi-annually from the date of issuance.

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

We will be exposed to interest rate risk to the extent we draw on our revolving credit facility. Interest on outstanding borrowings under our revolving credit facility will accrue based on, at our option, LIBOR or the alternate base rate, in each case, plus an applicable margin that is determined based on our utilization of commitments under our revolving credit facility. As of December 31, 2018, the borrowing base was $225 million and we had $32.5 million in outstanding borrowings. After giving effect to our outstanding letters of credit, totaling $27.0 million, we had available borrowing capacity under the revolving credit facility of $165.5 million at December 31, 2018.

In connection with the closing of the BRMR Merger, we amended and restated the credit agreement governing our revolving credit facility in order to, among other things, increase the borrowing base from $225 million to approximately $375 million and extend the maturity date thereof to approximately five years after the closing of the BRMR Merger.

Subsequent to December 31, 2018, we reduced our outstanding letters of credit to approximately $13.5 million.  Further, we borrowed an incremental $85 million under our revolving credit facility, which reduced the available borrowing capacity under such facility to $244 million.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production, which we market to energy companies, end users and refineries, and joint interest receivables.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2018, we had economic hedges in place with six counterparties. The fair value of our commodity derivative contracts of approximately $5.7 million at December 31, 2018 includes the following values by bank counterparty: Bank of Montreal $3.1 million; KeyBank N.A. $0.4 million; Morgan Stanley ($0.3) million; Capital One N.A. $0.1 million; BP Energy Company $1.9 million; and Goldman Sachs $0.5 million. The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at December 31, 2018 for each of the banks. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of December 31, 2018, we did not have past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter of 2018 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(1)	Financial Statements:

The consolidated financial statements are listed on the Index to Financial Statements to this report beginning on page F-1.

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

2.3#

Participation Agreement, dated December 22, 2017, by and among Eclipse Resources I, LP, Eclipse Resources-Ohio, LLC, and SEG-ECR LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2017). +

2.4#

Agreement and Plan of Merger, dated as of August 25, 2018, among Eclipse Resources Corporation, Everest Merger Sub, Inc., and Blue Ridge Mountain Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

2.5

Amendment No. 1 to Agreement and Plan of Merger, dated as of January 7, 2019, among Eclipse Resources Corporation, Everest Merger Sub Inc., and Blue Ridge Mountain Resources, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019).

3.1

Second Amended and Restated Certificate of Incorporation of Montage Resources Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2019).

3.2	Second Amended and Restated Bylaws of Montage Resources Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2019).

3.3

Certificate of Ownership and Merger, filed with the Secretary of State of the State of Delaware with an effective date of February 28, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2019).

4.1

Amended and Restated Registration Rights Agreement, dated January 28, 2015, by and among Eclipse Resources Corporation, Eclipse Resources Holdings, L.P., CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P., EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., Eclipse Management, L.P., Buckeye Investors L.P., GSO Capital Opportunities Fund II (Luxembourg) S.à.r.l., Fir Tree Value Master Fund, L.P., Luxor Capital Partners, LP and Luxor Capital Partners Offshore Master Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2015).

4.2*	Specimen Common Stock Certificate of Montage Resources Corporation.

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

10.6

Third Amended and Restated Credit Agreement, dated as of February 28, 2019, among Montage Resources Corporation, Bank of Montreal, as administrative agent, the lenders party thereto, and BMO Capital Markets Corp., Capital One, National Association, and KeyBank National Association, as joint lead arrangers and joint bookrunners  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2019).

10.7†	Eclipse Resources Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

10.8†

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

Exhibit No.	Description

10.14†

Amended and Restated Executive Employment Agreement, dated as of January 1, 2017, by and between Eclipse Resources Corporation and Oleg Tolmachev (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2017).

10.15

Securities Purchase Agreement, dated as of December 27, 2014, by and between Eclipse Resources Corporation, CKH Partners II, L.P., The Hulburt Family II Limited Partnership, Kirkwood Capital, L.P., EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., EnCap Energy Capital Fund IX, L.P., Buckeye Investors L.P., GSO Capital Opportunities Fund II L.P., GSO Eclipse Holdings I LP, Fir Tree Value Master Fund, L.P., Luxor Capital Partners, LP and Luxor Capital Partners Offshore Master Fund, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2014).

10.16†	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.17†	Form of Performance Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.18†	Form of Restricted Stock Unit Award Agreement for 2015 Bonuses (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.19†	Form of Performance Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2016).

10.20

Voting Agreement, dated as of August 25, 2018, among Eclipse Resources Corporation, Blue Ridge Mountain Resources, Inc., and the stockholders of Blue Ridge Mountain Resources, Inc. party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.21

Voting Agreement, dated as of August 25, 2018, among Eclipse Resources Corporation, Blue Ridge Mountain Resources, Inc., and the stockholders of Eclipse Resources Corporation party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.22

Lock-Up Agreement, dated as of August 25, 2018, from the stockholders of Eclipse Resources Corporation party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.23

Form of Lock-Up Agreement from the stockholders of Blue Ridge Mountain Resources, Inc. party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.24

Board Observation Agreement, dated as of August 25, 2018, by and among Eclipse Resources Corporation, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors,  L.P., and EnCap Energy Capital Fund IX, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.25†

Separation and Release Agreement, dated as of August 24, 2018, by and between Eclipse Resources Corporation and Benjamin W. Hulburt (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.26†

Separation and Release Agreement, dated as of August 24, 2018, by and between Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.27†

Separation and Release Agreement, dated as of August 24, 2018, by and between Eclipse Resources Corporation and Christopher K. Hulburt (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

Exhibit No.	Description

10.28†

Amendment to Separation and Release Agreement, dated as of November 30, 2018, by and between Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2018).

21.1*	List of Subsidiaries of Montage Resources Corporation

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Software Integrated Solutions Division of Schlumberger Technology Corporation

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1*	Software Integrated Solutions Division of Schlumberger Technology Corporation, Summary of Reserves for Unconventional Properties as of December 31, 2018 (Eclipse Resources Corporation).

99.2

Netherland Sewell & Associates, Inc., Summary of Reserves for Unconventional Properties as of December 31, 2017 (Eclipse Resources Corporation) (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2018).

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

March 15, 2019	MONTAGE RESOURCES CORPORATION (Registrant)

/s/ John K. Reinhart
John K. Reinhart President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ John K. Reinhart	March 15, 2019
John K. Reinhart President, Chief Executive Officer and Director

/s/ Michael Hodges	March 15, 2019
Michael Hodges Executive Vice President and Chief Financial Officer

/s/ Todd R. Bart	March 15, 2019
Todd R. Bart Vice President and Chief Accounting Officer

/s/ Michael C. Jennings	March 15, 2019
Michael C. Jennings Chairman

/s/ Randall M. Albert	March 15, 2019
Randall M. Albert Director

/s/ Robert L. Zorich	March 15, 2019
Robert L. Zorich Director

/s/ Douglas E. Swanson, Jr.	March 15, 2019
Douglas E. Swanson, Jr. Director

/s/ Mark E. Burroughs, Jr.	March 15, 2019
Mark E. Burroughs, Jr. Director

/s/ Eugene I. Davis	March 15, 2019
Eugene I. Davis Director

/s/ Richard Paterson	March 15, 2019
Richard Paterson Director

/s/ Don Dimitrievich	March 15, 2019
Don Dimitrievich Director

/s/ D. Martin Phillips	March 15, 2019
D. Martin Phillips Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Montage Resources Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Montage Resources Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Pittsburgh, Pennsylvania

March 15, 2019

MONTAGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,959	$17,224
Accounts receivable	119,332	77,609
Assets held for sale	—	206
Other current assets	8,639	12,023
Total current assets	133,930	107,062

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method:
Unproved properties	482,475	459,549
Proved oil and gas properties, net	807,583	647,881
Other property and equipment, net	6,300	6,942
Total property and equipment, net	1,296,358	1,114,372

OTHER NONCURRENT ASSETS
Other assets	3,481	2,093
TOTAL ASSETS	$1,433,769	$1,223,527

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$116,735	$76,174
Accrued capital expenditures	12,979	10,658
Accrued liabilities	56,909	41,662
Accrued interest payable	21,661	21,100
Total current liabilities	208,284	149,594

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	497,778	495,021
Credit facility	32,500	—
Asset retirement obligations	7,110	6,029
Other liabilities	611	529
Total liabilities	746,283	651,173
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 20,169,063 and 17,516,024 shares issued and outstanding, respectively	3,043	2,637
Additional paid in capital	2,065,119	1,967,958
Treasury stock, shares at cost; 1,747,624 and 992,315 shares, respectively	(3,357)	(2,096)
Accumulated deficit	(1,377,319)	(1,396,145)
Total stockholders' equity	687,486	572,354
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,433,769	$1,223,527

The accompanying notes are an integral part of these consolidated financial statements.

MONTAGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except per share data)

	For the Year Ended December 31,
	2018	2017	2016
REVENUES
Natural gas, oil and natural gas liquids sales	$498,593	$380,178	$223,015
Brokered natural gas and marketing revenue	16,552	3,481	12,019
Total revenues	515,145	383,659	235,034

OPERATING EXPENSES
Lease operating	28,289	20,525	9,023
Transportation, gathering and compression	138,766	124,839	109,226
Production and ad valorem taxes	10,141	8,490	7,927
Brokered natural gas and marketing expense	16,886	3,191	12,268
Depreciation, depletion and amortization	134,277	118,818	92,948
Exploration	49,563	50,208	52,775
General and administrative	44,389	44,553	39,431
Rig termination and standby	—	1	3,846
Impairment of proved oil and gas properties	—	—	17,665
Accretion of asset retirement obligations	663	544	391
(Gain) loss on sale of assets	(1,815)	(179)	6,936
Total operating expenses	421,159	370,990	352,436
OPERATING INCOME (LOSS)	93,986	12,669	(117,402)
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(21,169)	45,365	(52,338)
Interest expense, net	(53,990)	(49,490)	(50,789)
Gain (loss) on early extinguishment of debt	—	—	14,489
Other income (expense)	(1)	(19)	(149)
Total other income (expense), net	(75,160)	(4,144)	(88,787)
INCOME (LOSS) BEFORE INCOME TAXES	18,826	8,525	(206,189)
INCOME TAX BENEFIT (EXPENSE)	—	—	(546)
NET INCOME (LOSS)	$18,826	$8,525	$(206,735)

NET INCOME (LOSS) PER COMMON SHARE (See Note 11)
Basic	$0.94	$0.49	$(12.84)
Diluted	$0.94	$0.48	$(12.84)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (See Note 11)
Basic	19,999	17,479	16,096
Diluted	20,087	17,679	16,096

The accompanying notes are an integral part of these consolidated financial statements.

MONTAGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, and 2016

(in thousands, except share and per share data)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2015	14,844,951	$2,227	$1,829,082	$—	$(1,197,935)	$633,374
Stock-based compensation	—	—	6,216	—	—	6,216
Shares of common stock issued in public offering, net of equity issuance costs	2,500,000	375	123,438	—	—	123,813
Issuance of restricted stock	9,963	2	(2)	—	—	—
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	17,878	3	(3)	(61)	—	(61)
Net loss	—	—	—	—	(206,735)	(206,735)
Balances, December 31, 2016	17,372,793	$2,607	$1,958,731	$(61)	$(1,404,670)	$556,607
Stock-based compensation	—	—	9,301	—	—	9,301
Equity issuance costs	—	—	(44)	—	—	(44)
Issuance of restricted stock	10,213	2	(2)	—	—	—
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	133,018	28	(28)	(2,035)	—	(2,035)
Net income	—	—	—	—	8,525	8,525
Balances, December 31, 2017	17,516,024	$2,637	$1,967,958	$(2,096)	$(1,396,145)	$572,354
Stock-based compensation	—	—	7,891	—	—	7,891
Equity issuance costs	—	—	(344)	—	—	(344)
Shares of common stock issued in asset acquisition, net of equity issuance costs	2,521,573	378	89,642	—	—	90,020
Issuance of restricted stock	15,476	2	(2)	—	—	—
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	115,990	26	(26)	(1,261)	—	(1,261)
Net income (loss)	—	—	—	—	18,826	18,826
Balances, December 31, 2018	20,169,063	$3,043	$2,065,119	$(3,357)	$(1,377,319)	$687,486

The accompanying notes are an integral part of these consolidated financial statements.

MONTAGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,826	$8,525	$(206,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	134,277	118,818	92,948
Exploration expense	28,324	31,417	30,853
Stock-based compensation	7,891	9,301	6,216
Impairment of proved oil and gas properties	—	—	17,665
Accretion of asset retirement obligations	663	544	391
(Gain) loss on derivative instruments	21,169	(45,365)	52,338
Net cash receipts (payments) on settled derivatives	(26,985)	(2,224)	38,696
(Gain) loss on sale of assets	(1,815)	(179)	6,936
(Gain) loss on early extinguishment of debt	—	—	(14,489)
Deferred income taxes	—	—	540
Amortization of deferred financing costs	2,256	2,098	1,962
Amortization of debt discount	1,327	1,324	1,362
Changes in operating assets and liabilities:
Accounts receivable	(42,879)	(31,780)	(21,277)
Other assets	(2,192)	1,863	(1,795)
Accounts payable and accrued liabilities	84,231	18,404	794
Net cash provided by operating activities	225,093	112,746	6,405
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(275,601)	(291,779)	(167,355)
Capital expenditures for other property and equipment	(1,007)	(2,007)	(1,164)
Proceeds from sale of assets	10,358	1,317	79,201
Net cash used in investing activities	(266,250)	(292,469)	(89,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(497)	(1,750)	30
Repayments of long-term debt	(506)	(453)	(24,045)
Proceeds from issuance of common stock	—	—	124,361
Proceeds from credit facility	32,500	—	—
Equity issuance costs	(344)	(44)	(548)
Employee tax withholding for settlement of equity compensation awards	(1,261)	(2,035)	(61)
Net cash provided by (used in) financing activities	29,892	(4,282)	99,737
Net increase (decrease) in cash and cash equivalents	(11,265)	(184,005)	16,824
Cash and cash equivalents at beginning of period	17,224	201,229	184,405
Cash and cash equivalents at end of period	$5,959	$17,224	$201,229
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$51,101	$47,362	$48,483
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$418	$679	$1,014
Additions of other property through debt financing	$173	$183	$—
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$(15,269)	$22,264	$8,583
Assets held for sale	$—	$(262)	$—
Asset acquisition through stock issuance	$90,020	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONTAGE RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, and 2016

Note 1—Organization and Nature of Operations

Montage Resources Corporation (the “Company”), is an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin of the United States, which encompasses the Utica Shale, Indian Castle/Flat Creek Shales and Marcellus Shale prospective areas.

Note 2—Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2018 and 2017, and the results of its operations, comprehensive income (loss) and its cash flows for the years ended December 31, 2018, 2017, and 2016.

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

(c) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Receivables deemed uncollectible are charged directly to expense. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. The Company did not deem any of its accounts receivables to be uncollectable as of December 31, 2018 or December 31, 2017.

The Company accrues revenue due to timing differences between the delivery of natural gas, NGLs, and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Company had $94.1 million and $52.9 million of accrued revenues, net of expenses at December 31, 2018 and December 31, 2017, respectively, which were included in accounts receivable within the Company’s consolidated balance sheets.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	December 31, 2018	December 31, 2017
Oil and natural gas properties:
Unproved	$482,475	$459,549
Proved	2,188,233	1,896,081
Gross oil and natural gas properties	2,670,708	2,355,630
Less accumulated depreciation, depletion and amortization	(1,380,650)	(1,248,200)
Oil and natural gas properties, net	1,290,058	1,107,430
Other property and equipment	14,460	13,508
Less accumulated depreciation	(8,160)	(6,566)
Other property and equipment, net	6,300	6,942
Property and equipment, net	$1,296,358	$1,114,372

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

The Company capitalized interest expense totaling $1.7 million, $2.3 million and $1.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Other Property and Equipment

Other property and equipment include land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

(e) Accounts Payable and Accrued Liabilities

A summary of accounts payable is as follows (in thousands):

	December 31, 2018	December 31, 2017
Trade payables	$27,481	$44,516
Royalty payables	70,019	17,483
Production & ad valorem taxes	1,811	967
Derivative payable	4,736	941
Other payables	12,688	12,267
Total accounts payable	$116,735	$76,174

A summary of accrued liabilities is as follows (in thousands):

	December 31, 2018	December 31, 2017
Ad valorem and production taxes	$6,193	$4,299
Employee compensation	6,595	8,667
Royalties	39,969	9,660
Short term derivatives	—	14,875
Other	4,152	4,161
Total accrued liabilities	$56,909	$41,662

(f) Revenue Recognition

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

Disaggregation of Revenue

The following table illustrates the revenue disaggregated by type for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
Revenues (in thousands)
Natural gas sales	$274,239	$241,379	$134,618
NGL sales	86,152	64,109	38,204
Oil sales	138,202	74,690	50,193
Brokered natural gas and marketing revenue	16,552	3,481	12,019
Total revenues	$515,145	$383,659	$235,034

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

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $94.1 million and $52.9 million at December 31, 2018 and December 31, 2017, respectively.

(g) Major Customers

The Company sells production volumes to various purchasers. For the years ended December 31, 2018, 2017, and 2016, there were one, two and four customers, respectively, that accounted for 10% or more of the total natural gas, NGLs and oil sales. The following table sets forth the Company’s major customers and associated percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
Purchaser
Antero Resources	—	—	14%
Concord Energy	—	—	12%
Emera Energy Services	—	17%	—
EnLink Midstream	—	—	17%
Marathon Petroleum	25%	10%	—
Sequent Energy Management	—	—	20%
Total	25%	27%	63%

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

(h) Concentration of Credit Risk

The following table summarizes concentration of receivables, net of allowances, by product or service as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Receivables by product or service:
Sale of oil and natural gas and related products and services	$94,107	$52,908
Joint interest owners	24,830	23,154
Derivatives	372	1,528
Other	23	19
Total	$119,332	$77,609

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the State of Ohio. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s commodity unsettled derivative contracts was a net asset position of $5.7 million and a net liability position of ($5.1) million at December 31, 2018 and 2017, respectively. Other than, as provided by the revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are they required to provide credit support to the Company. As of December 31, 2018, the Company did not have past-due receivables from or payables to any of the counterparties.

(i) Depreciation, Depletion and Amortization

Oil and Natural Gas Properties

Depreciation, depletion, and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties for the years ended December 31, 2018, 2017, and 2016 totaled approximately $132.5 million, $116.8 million and $91.0 million, respectively.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation for the years ended December 31, 2018, 2017, and 2016 totaled approximately $1.8 million, $2.0 million and $1.9 million, respectively. This amount is included in DD&A expense in the consolidated statements of operations.

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

The review of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  As a result of the decline in commodity prices, the Company recognized impairment expenses of approximately $17.7 million for the year ended December 31, 2016 relating to proved properties in the Marcellus Shale.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of $27.6 million, $28.3 million, and $29.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. These costs are included in exploration expense in the consolidated statements of operations.

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

(n) Asset Retirement Obligation

The Company recognizes a legal liability for its asset retirement obligations (“ARO”) in accordance with Topic ASC 410, “Asset Retirement and Environmental Obligations,” associated with the retirement of a tangible long-lived asset, in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company measures the fair value of its ARO using expected future cash outflows for abandonment discounted back to the date that the abandonment obligation was measured using an estimated credit adjusted rate, which was 10.33% for the years ended December 31, 2018 and 2017, respectively.

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

The following table sets forth the changes in the Company’s ARO liability for the periods indicated (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Asset retirement obligations, beginning of period	$6,029	$4,806	$3,401
Additional liabilities incurred	418	679	1,014
Accretion	663	544	391
Asset retirement obligations, end of period	$7,110	$6,029	$4,806

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  Currently under the standard, there are three elements of a business: inputs, processes and outputs.  The revised guidance adds an initial screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets.  If that screen is met, the set of assets is not a business.  The new framework also specifies the minimum required inputs and processes necessary to be a business.  This amendment is effective for periods after December 15, 2017, with early adoption permitted.  The Company adopted this standard effective January 1, 2018 and considered the new guidance in its assessment of the accounting treatment for the Flat Castle Acquisition. (See Note 3— Acquisition).

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Update 2016-02, “Leases (Topic 842)”, which increases transparency and comparability among organizations by recognizing right-of-use (ROU) lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 maintains a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to remain similar to the previous accounting treatment. A lessee is permitted to make an accounting policy election by class of underlying asset to exclude from balance sheet recognition any lease assets and lease liabilities with a term of 12 months or less, and instead to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the ROU asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach with the option to adopt certain practical expedients. In July 2018, the FASB issued Update 2018-11 which provides entities with the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company will adopt Topic 842 guidance as of January 1, 2019 using the transition method that allows a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all of its leases that existed prior to the transition date. As a result, the Company will not reassess 1) whether existing or expired contracts contain leases 2) lease classification for any existing or expired leases and 3) whether lease origination costs qualified as initial direct costs. The Company will not elect the practical expedient to use hindsight in determining a lease term and impairment of ROU assets at the adoption date. Additionally, the Company will elect the short-term practical expedient for all of its asset classes by establishing an accounting policy to exclude leases with a term of 12 months or less. The Company will not separate lease components from non-lease components for its specified asset classes. Lastly, the Company will adopt the easement practical expedient which allows the Company to apply ASC 842 prospectively to land easements after the adoption date. Easements that existed or expired prior to the adoption date that were not previously assessed under ASC 840 will not be reassessed. The Company has implemented a third-party supported lease accounting system to account for the identified leases and is currently in the process of performing final testing of this system.

The adoption of Topic 842 will have a material impact on the Company’s Consolidated Balance Sheet due to the initial recognition of ROU assets and lease liabilities. In 2019, the Company expects to recognize a ROU asset and corresponding lease liability between $10 million to $15 million on its Consolidated Balance Sheet.  Due to the BRMR Merger closing subsequent to the year ended December 31, 2018, the initial analysis in relation to BRMR’s adoption of Topic 842 is in process and will be accounted for in the period it closed.

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

During the year ended December 31, 2016, the Company reduced its estimate for production and ad valorem tax expense based on recent historical experience and additional information received during the period. As a result, the Company decreased the accrual for production and ad valorem taxes to be paid by approximately $4 million, which decreased the net loss for the year ended December 31, 2016 by a corresponding amount, or $0.30 per common share.

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

A reconciliation of the effects of the revision to amounts in the previously reported consolidated financial statements is as follows (in thousands, except per share amounts):

	As of December 31, 2016
	As Reported	Adjustment	As Adjusted
Balance Sheet
Accounts receivable	$43,638	$785	$44,423
Total current assets	249,630	785	250,415
Total assets	1,197,859	785	1,198,644
Accrued liabilities	64,150	(9,106)	55,044
Total current liabilities	140,625	(9,106)	131,519
Total liabilities	651,143	(9,106)	642,037
Accumulated deficit	(1,414,561)	9,891	(1,404,670)
Total stockholders' equity	546,716	9,891	556,607
Total liabilities and stockholders' equity	1,197,859	785	1,198,644

	As of December 31, 2016
	As Reported	Adjustment	As Adjusted
Statement of Stockholders' Equity
Accumulated deficit	$(1,414,561)	$9,891	$(1,404,670)
Total stockholders' equity	546,716	9,891	556,607

	As of December 31, 2016
	As Reported	Adjustment	As Adjusted
Statement of Operations
Production and ad valorem taxes	$4,998	$2,929	$7,927
Total operating expenses	349,507	2,929	352,436
Operating loss	(114,473)	(2,929)	(117,402)
Loss before income taxes	(203,260)	(2,929)	(206,189)
Net loss	(203,806)	(2,929)	(206,735)
Basic and diluted loss per share	$(12.60)	$(0.24)	$(12.84)

	As of December 31, 2016
	As Reported	Adjustment	As Adjusted
Statement of Comprehensive Loss
Net loss	$(203,806)	$(2,929)	$(206,735)
Total Comprehensive loss	(203,806)	(2,929)	(206,735)

	As of December 31, 2016
	As Reported	Adjustment	As Adjusted
Statement of Cash Flows
Net loss	$(203,806)	$(2,929)	$(206,735)
Accounts receivable	(20,563)	(714)	(21,277)
Accounts payable and accrued liabilities	(2,849)	3,643	794

Note 3—Acquisition

Eclipse Resources-PA, LP Acquisition

On January 18, 2018, Eclipse Resources-PA, LP, a wholly owned subsidiary of the Company, completed its acquisition of certain oil and gas leases, one producing well and other oil and gas rights and interests covering approximately 44,500 net acres located in Tioga and Potter Counties, Pennsylvania from Travis Peak Resources, LLC for an aggregate adjusted purchase price of $90 million, which was paid entirely with approximately 2.5 million shares of the Company’s common stock (the “Flat Castle Acquisition”).  The transaction was accounted for as an asset acquisition.  Approximately $86 million of the purchase price was allocated to unproved oil and natural gas properties and approximately $4 million was allocated to proved oil and gas properties associated with the producing well acquired.  In addition, the Company capitalized approximately $1 million of transaction costs related to the acquisition.

During the year ended December 31, 2018, the Company assigned its option to purchase all of the outstanding equity interests of Cardinal NE Holdings, LLC (“Cardinal”), a wholly owned subsidiary of Cardinal Midstream II, LLC which owns midstream infrastructure with associated gathering rights on acreage in the Flat Castle area to a third party.  The third party exercised its option of Cardinal in July 2018.

Merger with Blue Ridge Mountain Resources

On February 28, 2019, the Company completed its previously announced business combination transaction with Blue Ridge Mountain Resources, Inc. (“BRMR”) pursuant to that certain Agreement and Plan of Merger, dated as of August 25, 2018 and amended as of January 7, 2019 (the “Merger Agreement”), by and among the Company, Everest Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and BRMR. Pursuant to the Merger Agreement, Merger Sub merged with and into BRMR with BRMR continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “BRMR Merger”).

As a result of the BRMR Merger, each share of common stock, par value $0.01 per share, of BRMR issued and outstanding immediately prior to the effective time of the BRMR Merger (the “Effective Time”), excluding certain Excluded Shares (as such term is defined in the Merger Agreement), was converted into the right to receive from the Company 0.29506 of a validly issued, fully-paid, and nonassessable share of common stock, par value $0.01 per share, of the Company. The exchange ratio reflects an adjustment to account for the 15-to-1 reverse stock (See Note 11— Earnings (Loss) Per Share). Former stockholders of BRMR will receive cash for any fractional shares of the Company’s common stock to which they might otherwise be entitled as a result of the BRMR Merger. In addition, upon completion of the BRMR Merger, all shares of BRMR restricted stock and all BRMR restricted stock units and performance interest awards were converted into the right to receive shares of common stock of the Company or cash, in each case as specified in the Merger Agreement.

Due to the BRMR Merger closing subsequent to the year ended December 31, 2018, the initial accounting for the acquisition will be accounted for in the period it closed and the Company is in the process of determining the fair values of the net assets acquired.

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

During the year ended December 31, 2018, the Company received approximately $6.0 million from a completed asset sale of approximately 1,000 acres to a third party.  As a result of this sale, the Company recognized a gain of approximately $1.5 million.

During the year ended December 31, 2018, the Company received approximately $3.8 million from a completed asset sale of approximately 400 acres to a third party.  No gain or loss was recognized for this transaction, which was recorded as a reduction of oil and natural gas properties.

During the year ended December 31, 2018, the Company received approximately $0.3 million from a completed asset sale of approximately 50 acres to a third party.  As a result of this sale, the Company recognized a gain of approximately $0.3 million.

During the year ended December 31, 2018, the Company sold the $0.2 million of pipeline assets.  As a result of this sale, the Company recognized a loss of less than approximately $0.1 million.  These pipeline assets were classified as held for sale on the consolidated balance sheets as of December 31, 2015.

Acreage Trades

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of December 31, 2018, the Company’s derivative instruments were with Bank of Montreal, KeyBank, N.A, Morgan Stanley, Capital One N.A., BP Energy Company and Goldman Sachs. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of December 31, 2018, for future production periods:

Natural Gas Derivatives

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	January 2019 – March 2019	$2.90
	90,000	January 2019 – December 2019	$2.84
Natural Gas Collars:
Ceiling sold price (call)	30,000	October 2019 – December 2019	$2.95
Floor sold price (put)	30,000	October 2019 – December 2019	$2.65
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	January 2019 – March 2019	$3.00
Ceiling sold price (call)	30,000	January 2019 – March 2019	$3.40
Floor sold price (put)	30,000	January 2019 – March 2019	$2.50
Floor purchase price (put)	77,500	January 2019 – December 2019	$2.72
Ceiling sold price (call)	77,500	January 2019 – December 2019	$3.04
Floor sold price (put)	77,500	January 2019 – December 2019	$2.30
Floor purchase price (put)	50,000	January 2020 – June 2020	$2.70
Ceiling sold price (call)	50,000	January 2020 – June 2020	$2.95
Floor sold price (put)	50,000	January 2020 – June 2020	$2.25
Natural Gas Call/Put Options:
Call sold	30,000	January 2019 – March 2019	$3.50
Call sold	30,000	April 2019 – December 2019	$3.00
Call sold	10,000	January 2019 – December 2019	$4.75
Basis Swaps:
Appalachia - Dominion	12,500	April 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)

Oil Derivatives

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,000	January 2019 – March 2019	$61.00
Oil Three-way Collars:
Floor purchase price (put)	2,000	January 2019 – December 2019	$50.00
Ceiling sold price (call)	2,000	January 2019 – December 2019	$60.56
Floor sold price (put)	2,000	January 2019 – December 2019	$40.00
Floor purchase price (put)	2,000	January 2020 – June 2020	$62.50
Ceiling sold price (call)	2,000	January 2020 – June 2020	$74.00
Floor sold price (put)	2,000	January 2020 – June 2020	$55.00

Fair values and gains (losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the consolidated balance sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

As of December 31, 2018	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$4,960	$(845)	$4,115	Other current assets
Commodity derivatives - noncurrent	1,910	—	1,910	Other assets
Total assets	$6,870	$(845)	$6,025

Liabilities
Commodity derivatives - current	$(845)	$845	$—	Accrued liabilities
Commodity derivatives - noncurrent	(326)	—	(326)	Other liabilities
Total liabilities	$(1,171)	$845	$(326)

As of December 31, 2017	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$15,971	$(6,380)	$9,591	Other current assets
Commodity derivatives - noncurrent	469	(176)	293	Other assets
Total assets	$16,440	$(6,556)	$9,884

Liabilities
Commodity derivatives - current	$(21,256)	$6,380	$(14,876)	Accrued liabilities
Commodity derivatives - noncurrent	(252)	176	(76)	Other liabilities
Total liabilities	$(21,508)	$6,556	$(14,952)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the consolidated statements of operations for the periods presented (in thousands):

		For the Year Ended December 31,
	Location of Gain (Loss)	2018	2017	2016
Commodity derivatives	Gain (loss) on derivative instruments	$(21,169)	$45,365	$(52,338)

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

	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2018: (in thousands)
Commodity derivative instruments	$—	$5,699	$—	$5,699
Total	$—	$5,699	$—	$5,699
As of December 31, 2017: (in thousands)
Commodity derivative instruments	$—	$(5,068)	$—	$(5,068)
Total	$—	$(5,068)	$—	$(5,068)

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

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts due, except for long-term debt. (See Note 7— Debt)

Note 7—Debt

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

During the years ended December 31, 2018, 2017, and 2016, the Company amortized $3.6 million, $3.4 million and $3.3 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at December 31, 2018.

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

Based on Level 2 market data inputs, the fair value of the senior unsecured notes at December 31, 2018 was approximately $437.9 million.

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

The revolving credit facility was amended and restated on January 12, 2015. The primary change effected by the Amendment was to add Montage Resources Corporation as a party to the revolving credit facility and thereby subject the Company to the representations, warranties, covenants and events of default provisions thereof. Relative to the Eclipse I’s previous credit agreement, the Credit Agreement also (i) requires financial reporting regarding, and tests financial covenants with respect to, Montage Resources Corporation rather than Eclipse I, (ii) increases the basket sizes under certain of the negative covenants, and (iii) includes certain other changes favorable to Eclipse I. Other terms of the Credit Agreement remain generally consistent with Eclipse I’s previous credit agreement.

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

At December 31, 2018, the borrowing base was $225 million and the Company had $32.5 million in outstanding borrowings. After giving effect to outstanding letters of credit issued by the Company totaling $27.0 million, the Company had available borrowing capacity under the revolving credit facility of $165.5 million.

On February 28, 2019, the Company amended and restated the credit agreement governing its revolving credit facility to, among other things, increase the borrowing base from $225 million to $375 million and extend the maturity date thereof to approximately five years after the closing of the BRMR Merger.  The amended and restated credit agreement also adjusted the ratio of Consolidated Total Funded Net Debt to EBITDAX (as such terms are defined in the amended and restated credit agreement) to provide that the Company will not, as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2019), permit its ratio of Consolidated Total Funded Net Debt to EBITDAX for the four previous fiscal quarters to be greater than 4.00 to 1.00.

Subsequent to December 31, 2018, the Company reduced its outstanding letters of credit to approximately $13.5 million.  Further, the Company borrowed an incremental $85 million under its revolving credit facility, which reduced the available borrowing capacity to $244 million.

The revolving credit facility is secured by mortgages on 85% of the value of the Company’s properties and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and leverage coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of December 31, 2018. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.375%-0.500% of the unused facility based on utilization.

Note 8—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(K) of the Internal Revenue Code, under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(K) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense of $0.9 million, $0.7 million and $0.7 million related to matching contributions, classified under general and administrative in the consolidated statements of operations, for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 9—Stock-Based Compensation

The Company is authorized to grant up to 25,000,000 shares of common stock under its 2014 Long-Term Incentive Plan (as amended, the “Plan”). The Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 7,145,866 shares are available for future grant under the Plan as of December 31, 2018.  The foregoing share numbers provided as of December 31, 2018 do not reflect any adjustment with respect to the 15-to-1 reverse stock split that occurred on February 28, 2019.

Our stock based compensation expense is as follows for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Restricted stock units	$4,014	$5,301	$4,006
Performance units	3,497	3,622	1,922
Restricted stock issued to directors	380	378	556
Incentive units	—	—	(268)
Total expense	$7,891	$9,301	$6,216

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock and restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of December 31, 2018, there was $4.0 million of total unrecognized compensation cost related to restricted stock units.  The weighted average period for the shares to vest is approximately 1 year.

A summary of employee restricted stock unit awards activity during the year ended December 31, 2018 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2017	270,490	$37.20	$9,738
Granted	99,901	25.50
Vested	(132,406)	42.42
Forfeited	(4,025)	31.30
Total awarded and unvested, December 31, 2018	233,960	$29.27	$3,685

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of December 31, 2018, there was $3.5 million of total unrecognized compensation cost related to performance units.  The weighted average period for the shares to vest is approximately 1 years.

A summary of performance stock unit awards activity during the year ended December 31, 2018 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2017	264,425	$27.30	$11,257
Granted	99,901	28.80
Vested	(11,536)	27.51
Forfeited	(6,201)	27.61
Total awarded and unvested, December 31, 2018	346,589	$27.68	$716

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s public peer group.  The following table presents the assumptions used to determine the fair value for performance stock units granted during the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Volatility	89.70%	50.41%	49.84%
Risk-free interest rate	2.37%	1.34%	0.96%

The fair value of the performance stock units vested during the year ended December 31, 2017 was approximately $0.8 million.

Restricted Stock Issued to Directors

On May 11, 2015, the Company issued an aggregate of 8,833 restricted shares of common stock to its seven non-employee members of its Board of Directors, which became fully vested on May 11, 2016. For the year ended December 31, 2016, the Company recognized expense of approximately $0.3 million related to these awards.

On May 18, 2016, the Company issued an aggregate of 9,963 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which became fully vested on May 18, 2017.  For the years ended December 31, 2017 and 2016, the Company recognized expense of approximately $0.2 million and $0.3 million, respectively, related to these awards.

On May 17, 2017, the Company issued an aggregate of 10,212 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which became fully vested on May 17, 2018.  For the years ended December 31, 2017 and 2018, the Company recognized expense of approximately $0.2 million and $0.1 million, respectively, related to these awards.

On May 16, 2018, the Company issued an aggregate of 15,476 restricted shares of common stock to its three non-employee members of its Board of Directors that are not affiliated with the Company’s controlling stockholder, which are scheduled to fully vest on May 16, 2019.  For the year ended December 31, 2018, the Company recognized expense of approximately $0.3 million related to these awards.  As of December 31, 2018, there was approximately $0.1 million of total unrecognized compensation cost related to outstanding restricted stock issued to the Company’s Directors.

Note 10—Equity

Public Offering of Common Stock

On June 28, 2016, the Company commenced an underwritten public offering of 2,500,000 shares of common stock, which was priced at $52.50 per share.  The Company closed the offering on July 5, 2016 and received net proceeds of approximately $123.8 million (after deducting underwriting discounts and commissions and estimated expenses), which the Company used to fund its capital expenditure plan and for general corporate purposes.

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

Reverse Stock Split

Effective immediately prior to the Effective Time on February 28, 2019 (See Note 3— Acquisition), the Company effected a 15-to-1 reverse stock split of its common stock.  Holders of shares of the Company’s common stock immediately prior to the Effective Time will receive cash for any fractional shares of the Company’s common stock to which they might otherwise be entitled as a result of the reverse stock split. The reverse stock split lowered the par value to reflect the reduced shares with the offset to additional paid-in-capital.  The below table retroactively reflects, in accordance with ASC 505 “Equity”, the stock split that occurred after the year ended December 31, 2018 for the years ended December 31, 2018, 2017, and 2016, respectively:

	Year Ended December 31,
(in thousands, except per share data)	2018			2017			2016
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic:
Net income (loss), shares, basic	$18,826	19,999	$0.94	$8,525	17,479	$0.49	$(206,735)	16,096	$(12.84)
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	88		—	200		—	—
Diluted:
Net income (loss), shares, diluted	$18,826	20,087	$0.94	$8,525	17,679	$0.48	$(206,735)	16,096	$(12.84)

Note 12—Related Party Transactions

During the years ended December 31, 2018, 2017, and 2016, the Company incurred approximately $0.6 million, respectively, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which are owned by the Company’s former Chairman, President and Chief Executive Officer. The fees are paid in accordance with a standard service contract that does not obligate the Company to any minimum terms.

Travis Peak Resources, LLC, the seller from whom the Company acquired assets in the Flat Castle Acquisition, is an affiliate of EnCap Investments L.P. (“EnCap”).  EnCap has representatives on the Board, and affiliates of EnCap collectively beneficially own a majority of the outstanding shares of the Company’s common stock.  (See Note 3— Acquisition).

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

The Company leases office space under an operating lease that expires in 2024. Rent expense related to lease agreements for the years ended December 31, 2018, 2017, and 2016 was $0.6 million, $0.6 million and $0.9 million, respectively.

The following is a schedule by year, of the future minimum lease payments required under the lease agreements as of December 31, 2018 (in thousands).

2019	1,360
2020	1,060
2021	929
2022	755
2023	755
Thereafter	1,619
Total minimum lease payments	$6,478

(d) Other Commitments (in thousands)

	Drilling rig commitments(i)	Firm transportation(ii)	Gas processing, gathering, and compression services(iii)	Total
Year Ending December 31:
2019	$1,287	$80,083	$26,271	$107,641
2020	—	80,303	22,886	103,189
2021	—	80,083	18,147	98,230
2022	—	80,083	20,440	100,523
2023	—	80,083	18,515	98,598
Thereafter	—	700,549	61,923	762,472
Total	$1,287	$1,101,184	$168,182	$1,270,653

(i)

Drilling rig commitments -The Company had contracts for the service of two rigs, which have both expired and the Company has entered into well-to-well contracts.  The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its consolidated financial statements the Company’s proportionate share of costs based on its working interest, as applicable.

(ii)

Firm transportation -The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of production to market. These contracts commit the Company to transport minimum daily natural gas volumes at a negotiated rate, or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent the minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its consolidated financial statements the Company’s proportionate share of costs based on its working interest.

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

Note 14—Income Tax

For the year ended December 31, 2018, the Company’s annual effective tax rate is approximately 0.0%. Despite reporting pre-tax book income of $18.8 million, the Company incurred a tax loss in the current year (due principally to intangible drilling cost amortization) and thus, no current federal income taxes will be due. This tax loss results in a net operating loss carryforward at December 31, 2018 in the amount of $667 million. Management assessed the realizability of the Company’s deferred tax assets based on the more likely than not standard. Management considered several factors such as: (i) the Company’s short (five-year) tax history, (ii) the lack of carryback potential resulting in a tax refund, and (iii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net federal tax attribute carryforwards are realizable. As such, the Company has provided a valuation allowance of $208 million as of December 31, 2018.

	For the Year Ended December 31,
	2018	2017	2016
Current
Federal	$—	$—	$—
State	—	—	6
Total current	—	—	6
Deferred
Federal	—	—	—
State	—	—	540
Total deferred	—	—	540
Total income tax expense (benefit)	$—	$—	$546

The Company’s income tax expense differs from the amount derived by applying the statutory federal rate to pretax loss principally due the effect of the following items (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Income (loss) before income taxes	$18,826	$8,525	$(206,189)
Statutory rate	21%	35%	35%
Income tax benefit computed at statutory rate	3,953	2,984	(72,166)
Reconciling items:
State income taxes	—	—	546
Other, net	54	50	854
Share-based compensation	1,201	(576)	—
Executive compensation limitation	268	496	—
Change in valuation allowance	(5,476)	(145,449)	71,312
Change in Federal tax rate	—	142,495	—
Income tax expense (benefit)	$—	$—	$546

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred taxes are detailed in the table below (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Deferred tax asset:
Oil and gas properties and equipment	$62,616	$93,854	$193,095
Federal tax loss carryforwards	140,059	114,652	145,628
Derivative instruments and other	—	1,064	16,829
State effect of deferreds	—	—	—
Other, net	7,398	4,639	4,259
Deferred tax asset	210,073	214,209	359,811
Valuation allowance	(208,324)	(213,800)	(359,098)
Net deferred tax assets	$1,749	$409	$713
Deferred tax liability:
Derivative instruments and other	$1,197	$—	$—
Other, net	552	409	713
Net deferred tax liability	$1,749	$409	$713
Reflected in the accompanying consolidated balance sheet as:
Net deferred tax asset	$—	$—	$—
Net deferred tax liability	$—	$—	$—

The Company has U.S. federal tax loss carryforwards (“NOL”) of approximately $667 million as of December 31, 2018. The NOL carryforwards will begin to expire in 2034. The tax years ended December 31, 2015 through 2018 will remain open to examination under the applicable statute of limitations in the U.S. and other jurisdictions in which the Company and its subsidiaries file income tax returns. However, the statute of limitations for examination of NOLs and other similar attribute carryforwards does not commence until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under U.S. federal tax law.

As of December 31, 2018, 2017, and 2016 the Company has not recorded a reserve for any uncertain tax positions. No federal income tax payments are expected in the upcoming four quarterly reporting periods.

As a result of the BRMR Merger (See Note 3— Acquisition), the Company may undergo an ownership change as described in Code section 382.  This may limit the future annual availability of use of the Company’s NOLs that accrued prior to the ownership change date as well as future tax depreciation, depletion and amortization amounts. The Company is still evaluating the impacts that Code section 382 will have on their tax attributes.

Note 15—Subsidiary Guarantors

Each subsidiary of the Company that guarantees the Company’s revolving credit facility is required to fully and unconditionally, joint and severally, guarantee the Company’s 8.875% Senior Unsecured Notes.  Each such subsidiary of the Company in existence immediately prior to the BRMR Merger guaranteed the Company’s 8.875% Senior Unsecured Notes.  As a result of the BRMR Merger, and within the timeframe required by the indenture governing the Company’s 8.875% Senior Unsecured Notes, the Company expects to cause BRMR and each of its subsidiaries that guarantees the Company’s revolving credit facility to guarantee the Company’s 8.875% Senior Unsecured Notes (See Note 7— Debt ). The Parent company has no independent assets or operations. The Company’s wholly owned subsidiaries are not restricted from transferring funds to the Parent or other wholly owned subsidiaries. The Company’s wholly owned subsidiaries do not have any restricted net assets.

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

Note 16—Subsequent Events

Management has evaluated subsequent events and believes that there are no events that would have a material impact on the aforementioned financial statements and related disclosures, except for analysis on Topic 842 related to the BRMR Merger (See Note 2— Summary of Significant Accounting Policies),  the BRMR Merger (See Note 3— Acquisition), the amendment to the revolving credit facility (See Note 7— Debt), and the reverse stock split (See Note 11— Earnings (Loss) Per Share).

Note 17—Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 are presented in the following table to retroactively reflect the 15-to-1 reverse stock split at the close the BRMR Merger. In the following table, the sum of basic and diluted “Income (loss) per common share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly loss per share amounts may not equal the calculated year loss per share amount (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Total operating revenues	$110,192	$103,622	$130,123	$171,208
Total operating expenses	95,651	92,989	108,929	123,590
Operating income (loss)	14,541	10,633	21,194	47,618
Net income (loss)	(2,626)	(19,036)	3,998	36,490
Income (loss) per common share:
Basic	$(0.13)	$(0.95)	$0.20	$1.81
Diluted	$(0.13)	$(0.95)	$0.20	$1.80

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017
Total operating revenues	$101,863	$86,191	$91,549	$104,056
Total operating expenses	87,632	80,589	94,338	108,431
Operating loss	14,231	5,602	(2,789)	(4,375)
Net income (loss)	26,847	11,494	(16,694)	(13,122)
Income (loss) per common share:
Basic	$1.54	$0.66	$(0.95)	$(0.75)
Diluted	$1.52	$0.65	$(0.95)	$(0.74)

Note 18—Supplemental Oil and Natural Gas Information (unaudited)

(a) Capitalized Costs

A summary of the Company’s capitalized costs are contained in the table below (in thousands):

	December 31,
	2018	2017
Oil and natural gas properties:
Unproved properties	$482,475	$459,549
Proved properties	2,188,233	1,896,081
Total oil and natural gas properties	2,670,708	2,355,630
Less accumulated depreciation, depletion and amortization	(1,380,650)	(1,248,200)
Net oil and natural gas properties	$1,290,058	$1,107,430

(b) Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

A summary of the Company’s cost incurred in oil and natural gas property acquisition and development activities is set forth below (in thousands):

	December 31,
	2018	2017	2016
Acquisition costs:
Unproved properties	$107,862	$57,498	$24,764
Proved properties	4,072	—	—
Development cost	239,467	257,119	150,778
Exploration cost	20,957	18,791	20,127
Total acquisition, development and exploration costs	$372,358	$333,408	$195,669

(c) Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2018 and December 31, 2017, which have been prepared and presented under SEC rules. These rules require companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2018, 2017, and 2016 was based on an unweighted average 12-month average West Texas Intermediate posted price per Bbl for oil and NGLs and a Henry Hub spot natural gas price per MMBtu for natural gas.

Subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This requirement may limit the Company’s potential to record additional proved undeveloped reserves as it pursues its drilling program, particularly as it develops its significant acreage in the Appalachian Basin of Ohio and Pennsylvania. Moreover, the Company may be required to write down its proved undeveloped reserves if it does not drill on those reserves within the required five-year timeframe. The Company does not have any proved undeveloped reserves which have remained undeveloped for five years or more.

The Company’s proved oil and natural gas reserves are all located in the United States, within the States of Ohio and Pennsylvania. All of the estimates of the proved reserves at December 31, 2018 and December 31, 2017 and 2016, were prepared by SIS and NSAI, our independent petroleum engineers, respectively. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

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

The following table provides a roll-forward of the total proved reserves for the year ended December 31, 2018, 2017, and 2016 as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Natural Gas (Bcf)	Natural Gas Liquids (MBbl)	Oil (MBbl)	TOTAL (Bcfe)
End of year, December 31, 2015	274.1	7,758.7	4,693.1	348.8
Revisions	(0.1)	1,273.7	1,196.8	14.8
Extensions and discoveries	175.4	2,156.0	1,300.2	196.1
Acquisitions	3.8	24.8	15.1	4.1
Divestitures	(5.9)	(91.5)	(703.7)	(10.7)
Production	(60.9)	(2,446.2)	(1,343.8)	(83.7)
End of year, December 31, 2016	386.4	8,675.5	5,157.7	469.4
Revisions	515.1	20,327.3	9,746.8	695.6
Extensions and discoveries	274.4	15,598.8	6,192.9	405.1
Acquisitions	1.6	42.6	5.8	1.9
Production	(87.4)	(2,713.6)	(1,622.4)	(113.4)
End of year, December 31, 2017	1,090.1	41,930.6	19,480.8	1,458.6
Revisions	5.6	(8,307.5)	231.2	(42.8)
Extensions and discoveries	515.8	4,059.4	2,995.7	558.1
Acquisitions	9.9	551	522	16.3
Divestitures	(0.2)	—	—	(0.2)
Production	(90.0)	(3,503.0)	(2,377.8)	(125.3)
End of year, December 31, 2018	1,531.2	34,730.9	20,852.1	1,864.7
Proved developed reserves:
December 31, 2015	209.5	7,245.7	4,239.2	278.4
December 31, 2016	226.1	7,520.0	4,439.5	297.8
December 31, 2017	334.6	13,782.9	6,449.6	456.0
December 31, 2018	501.0	20,213.8	8,058.7	670.7
Proved undeveloped reserves:
December 31, 2015	64.5	513.0	453.9	70.3
December 31, 2016	160.4	1,155.5	718.1	171.6
December 31, 2017	755.5	28,147.7	13,031.2	1,002.6
December 31, 2018	1,030.2	14,517.2	12,793.4	1,194.1

2016 Changes in Reserves

•	Extensions of 196.1 Bcfe primarily from the development of the Company’s Utica asset.
•

Positive revisions of 14.8 Bcfe as a result of a negative revision of 50.8 Bcfe due to reductions in SEC pricing and a negative revision of 17.9 Bcfe due to changes in differentials. This was offset by a positive revision of 83.5 Bcfe primarily driven by proved developed producing wells in aggregate outperforming the previous estimate.

•	4.1 Bcfe related to acquiring proved developed and proved undeveloped leasehold acreage in the Utica Shale.
•	10.7 Bcfe related to divesting proved developed and proved undeveloped leasehold acreage in the Utica Shale.

2017 Changes in Reserves

•

Extensions of 405.1 Bcfe primarily from 361.0 Bcfe of development of the Company’s operated Utica asset. The Company also added 0.3 Bcfe from one non-operated Utica well through development. In addition, the Company proved 43.8 Bcfe from 3 Ohio Marcellus wells due to development in the Ohio Marcellus asset.

•

Positive revisions of 695.6 Bcfe as a result of a positive revision of 607.2 Bcfe due to improvements in SEC pricing, a positive revision of 61.4 Bcfe due to changes in pricing differentials, and a positive revision of 69.6 Bcfe primarily driven by proved developed producing wells in aggregate outperforming the previous estimate. This was offset by a negative revision of 42.6 Bcfe due a decision to not develop certain proved, undeveloped reserves within five years.

2018 Changes in Reserves

•

Extensions of 558.1 Bcfe from the development of 148.3 Bcfe of unproved wells to proved developed, 398.2 Bcfe from the development of the Company’s operated Utica asset and 11.6 Bcfe from the Company’s operated Marcellus asset.

•	16.3 Bcfe related to acquiring proved developed leasehold acreage in the Indian Castle/Flat Creek and Utica Shales.
•	0.2 Bcfe related to divesting a non-operated proved developed well in the Utica Shale.
•

Negative revisions of 42.8 Bcfe as a result of a positive revision of 15.0 Bcfe due to improvements in SEC pricing, a positive revision of 6.8 Bcfe due to changes in pricing differentials and a positive revision of 67.5 Bcfe primarily driven by proved developed producing wells outperforming the previous estimate.  This was offset by a negative revision of 98.0 Bcfe due to changes in well spacing and 34.1 Bcfe due to changes in the five year development plan.

(d) Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of the property. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions. The estimates of future cash flows and future production and development costs as of December 31, 2018 and 2017 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%. The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows at December 31, 2018, 2017, and 2016 (in thousands):

	December 31,
	2018	2017	2016
Future cash inflows (total revenues)	$6,730,000	$4,750,238	$1,143,142
Future production costs	(2,964,098)	(2,332,310)	(725,724)
Future development costs (capital costs)	(855,932)	(879,399)	(116,988)
Future income tax expense	(136,472)	—	—
Future net cash flows	2,773,498	1,538,529	300,430
10% annual discount for estimated timing of cash flows	(1,444,188)	(808,843)	(94,449)
Standardized measure of Discounted Future Net Cash Flow	$1,329,310	$729,686	$205,981

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

(e) Changes in the Standardized Measure of Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows are contained in the table below (in thousands):

	December 31,
	2018	2017	2016
Standardized Measure, beginning of the year	$729,686	$205,981	$212,865
Net change in prices and production costs	369,578	653,347	(33,507)
Net change in future development costs	87,466	(385,042)	1,552
Sales, less production costs	(321,802)	(226,324)	(99,768)
Extensions	363,708	135,734	79,941
Acquisitions	7,468	2,365	1,045
Divestitures	(20)	—	(5,231)
Revisions of previous quantity estimates	19,910	322,917	15,754
Previously estimated development costs incurred	65,035	34,102	4,886
Net changes in taxes	(37,345)	—	—
Accretion of discount	72,969	20,598	21,287
Changes in timing and other	(27,343)	(33,992)	7,157
Standardized Measure, end of year	$1,329,310	$729,686	$205,981