Form 10-Q
period 2019-06-30
Montage Resources Corp
filed 2019-08-08
CIK 1600470

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Number of shares of the registrant’s common stock outstanding at August 5, 2019: 35,705,270 shares

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

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,448	$5,959
Accounts receivable	88,770	119,332
Assets held for sale	2,474	—
Other current assets	26,757	8,639
Total current assets	127,449	133,930

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method:
Unproved properties	532,660	482,475
Proved oil and gas properties, net	1,191,807	807,583
Other property and equipment, net	12,550	6,300
Total property and equipment, net	1,737,017	1,296,358

OTHER NONCURRENT ASSETS
Other assets	8,875	3,481
Operating lease right-of-use assets	38,187	—
Assets held for sale	8,748	—
TOTAL ASSETS	$1,920,276	$1,433,769

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$113,771	$116,735
Accrued capital expenditures	43,221	12,979
Accrued liabilities	59,096	56,909
Accrued interest payable	22,351	21,661
Liabilities associated with assets held for sale	4,843	—
Operating lease liability	17,166	—
Total current liabilities	260,448	208,284

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	499,155	497,778
Revolving credit facility	127,500	32,500
Asset retirement obligations	26,679	7,110
Other liabilities	564	611
Operating lease liability	22,321	—
Liabilities associated with assets held for sale	6,772	—
Total liabilities	943,439	746,283
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 35,687,207 and 20,169,063 shares issued and outstanding, respectively	382	3,043
Additional paid in capital	2,349,154	2,065,119
Treasury stock, shares at cost; 2,480,655 and 1,747,624 shares, respectively	(8,794)	(3,357)
Accumulated deficit	(1,363,905)	(1,377,319)
Total stockholders' equity	976,837	687,486
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,920,276	$1,433,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Natural gas, oil and natural gas liquids sales	$143,429	$103,257	$275,257	$213,441
Brokered natural gas and marketing revenue	11,989	365	21,519	373
Other revenue	122	—	261	—
Total revenues	155,540	103,622	297,037	213,814

OPERATING EXPENSES
Lease operating	10,141	7,324	17,666	16,714
Transportation, gathering and compression	51,870	31,371	93,038	59,060
Production and ad valorem taxes	4,009	2,178	6,857	4,623
Brokered natural gas and marketing expense	11,983	430	21,443	477
Depreciation, depletion, amortization and accretion	38,597	32,922	68,494	64,233
Exploration	15,193	9,620	31,981	24,898
General and administrative	13,564	10,697	42,494	20,454
(Gain) loss on sale of assets	1	(1,553)	2	(1,820)
Other expense	12	—	38	—
Total operating expenses	145,370	92,989	282,013	188,639
OPERATING INCOME	10,170	10,633	15,024	25,175
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	29,738	(16,577)	24,808	(20,792)
Interest expense, net	(15,109)	(13,092)	(28,949)	(26,043)
Other income	8	—	8	—
Total other income (expense), net	14,637	(29,669)	(4,133)	(46,835)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,807	(19,036)	10,891	(21,660)
Income tax benefit (expense)	—	—	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	24,807	(19,036)	10,891	(21,660)
Income from discontinued operations, net of income tax	2,705	—	2,523	—
NET INCOME (LOSS)	$27,512	$(19,036)	$13,414	$(21,660)

EARNINGS PER SHARE OF COMMON STOCK
Basic:
Weighted average common stock outstanding	35,678	20,129	30,645	19,848
Income (loss) from continuing operations	$0.69	$(0.95)	$0.36	$(1.09)
Income from discontinued operations	0.08	—	0.08	—
Net income (loss)	$0.77	$(0.95)	$0.44	$(1.09)

Diluted:
Weighted average common stock outstanding	35,826	20,129	30,830	19,848
Income (loss) from continuing operations	$0.69	$(0.95)	$0.36	$(1.09)
Income from discontinued operations	0.08	—	0.08	—
Net income (loss)	$0.77	$(0.95)	$0.44	$(1.09)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2017	17,516,024	$2,637	$1,967,958	$(2,096)	$(1,396,145)	$572,354
Stock-based compensation	—	—	1,981	—	—	1,981
Equity issuance costs	—	—	(145)	—	—	(145)
Shares of common stock issued in asset acquisition, net of equity issuance costs	2,521,573	378	89,642	—	—	90,020
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	80,477	18	(18)	(935)	—	(935)
Net loss	—	—	—	—	(2,624)	(2,624)
Balances, March 31, 2018	20,118,074	$3,033	$2,059,418	$(3,031)	$(1,398,769)	$660,651
Stock-based compensation	—	—	1,979	—	—	1,979
Equity issuance costs	—	—	(25)	—	—	(25)
Issuance of restricted stock	15,476	2	(2)	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	21,452	5	(5)	(205)	—	(205)
Net loss	—	—	—	—	(19,036)	(19,036)
Balances, June 30, 2018	20,155,002	$3,040	$2,061,365	$(3,236)	$(1,417,805)	$643,364

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2018	20,169,063	$3,043	$2,065,119	$(3,357)	$(1,377,319)	$687,486
Stock-based compensation	—	—	6,001	—	—	6,001
Equity issuance costs	—	—	(30)	—	—	(30)
Shares of common stock issued in merger, net of equity issuance costs	15,013,520	150	275,609	—	—	275,759
Reverse split 1:15	—	(2,833)	2,833	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	499,897	22	(5)	(5,411)	—	(5,394)
Net loss	—	—	—	—	(14,098)	(14,098)
Balances, March 31, 2019	35,682,480	$382	$2,349,527	$(8,768)	$(1,391,417)	$949,724
Stock-based compensation	—	—	552	—	—	552
Equity issuance costs	—	—	(925)	—	—	(925)
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	4,727	—	—	(26)	—	(26)
Net income	—	—	—	—	27,512	27,512
Balances, June 30, 2019	35,687,207	$382	$2,349,154	$(8,794)	$(1,363,905)	$976,837

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,414	$(21,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion, amortization and accretion	68,708	64,233
Exploration expense	22,206	13,763
Stock-based compensation	6,553	3,960
Net cash for plugging wells	(214)	—
(Gain) loss on derivative instruments	(24,808)	20,792
Net cash payments on settled derivatives	(746)	(2,347)
Gain on sale of assets	(6)	(1,820)
Amortization of deferred financing costs	1,201	1,114
Amortization of debt discount	665	663
Changes in operating assets and liabilities:
Accounts receivable	52,182	(35,420)
Other assets	(15)	(1,397)
Accounts payable and accrued liabilities	(56,047)	8,956
Net cash provided by operating activities	83,093	50,837
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(177,334)	(124,045)
Capital expenditures for other property and equipment	(193)	(768)
Proceeds from sale of assets	16	10,348
Cash proceeds from merger	12,894	—
Change in deposits and other long-term assets	(53)	—
Net cash used in investing activities	(164,670)	(114,465)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(3,361)	(56)
Repayments of long-term debt	(182)	(181)
Proceeds from revolving credit facility	95,000	60,000
Equity issuance costs	(31)	(170)
Employee tax withholding for settlement of equity compensation awards	(6,360)	(1,140)
Net cash provided by financing activities	85,066	58,453
Net increase (decrease) in cash and cash equivalents	3,489	(5,175)
Cash and cash equivalents at beginning of period	5,959	17,224
Cash and cash equivalents at end of period	$9,448	$12,049
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$25,884	$24,809
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$750	$208
Additions of other property through debt financing	$—	$174
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$41,668	$26,257
Asset acquisition through stock issuance	$—	$90,020
BRMR Merger consideration	$275,759	$—

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of June 30, 2019 or December 31, 2018.

The Company accrues revenue due to timing differences between the delivery of natural gas, NGLs, and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales prices and transportation and compression fees.

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

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to the Company’s Condensed Consolidated Statements of Operations. Upon the sale of an individual well, the proceeds are credited to accumulated depreciation and depletion within the Company’s Condensed Consolidated Balance Sheets. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the Company’s Condensed Consolidated Statements of Operations. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment on a group basis, no gain or loss is recognized in the Company’s Condensed Consolidated Statements of Operations unless the proceeds exceed the original cost of the property, in which case a gain is recognized in the amount of such excess. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	June 30, 2019	December 31, 2018
Oil and natural gas properties:
Unproved	$532,660	$482,475
Proved	2,638,933	2,188,233
Gross oil and natural gas properties	3,171,593	2,670,708
Less accumulated depreciation, depletion and amortization	(1,447,126)	(1,380,650)
Oil and natural gas properties, net	1,724,467	1,290,058
Other property and equipment	21,551	14,460
Less accumulated depreciation	(9,001)	(8,160)
Other property and equipment, net	12,550	6,300
Property and equipment, net	$1,737,017	$1,296,358

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, and not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

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

NGLs

The Company sells NGLs directly to the NGLs purchaser. For these NGLs, the sales contracts provide that the Company deliver the product to the purchaser at an agreed upon delivery point and that the Company receives a specific index price adjusted for pricing differentials and certain downstream costs incurred by third parties.  The Company transfers control of the product to the purchaser at the delivery point and recognizes revenue based on the contract price. The costs to process and transport NGLs prior to the delivery point are recorded as transportation, gathering and compression expense.

Oil

Under the Company’s oil sales contracts, the Company generally sells oil to the purchaser from storage tanks at central stabilization facilities and well pads and collects a contractually agreed upon index price, net of pricing differentials and certain costs incurred by third parties. The Company transfers control of the product from the central stabilization facilities and well pads to the purchaser and recognizes revenue based on the contract price.

Marketing Revenue

Brokered natural gas and marketing revenues are derived from activities to purchase and sell third-party natural gas and to market excess firm transportation capacity to third parties. The Company retains control of the purchased natural gas and NGLs prior to delivery to the purchaser. The Company has concluded that it is the principal in these arrangements and therefore the Company recognizes revenue on a gross basis, with costs to purchase and transport natural gas presented as brokered natural gas and marketing expense. Contracts to sell third-party natural gas are generally subject to similar terms as contracts to sell the Company’s produced natural gas and NGLs.  The Company satisfies performance obligations to the purchaser by transferring control of the product at the delivery point and recognizes revenue based on the price received from the purchaser.

Disaggregation of Revenue

The following table illustrates the revenue disaggregated by type for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues (in thousands)
Natural gas sales	$94,364	$54,409	$176,189	$112,892
NGL sales	19,393	18,702	40,641	38,446
Oil sales	29,672	30,146	58,427	62,103
Brokered natural gas and marketing revenue	11,989	365	21,519	373
Other revenue	122	—	261	—
Total revenues	$155,540	$103,622	$297,037	$213,814

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

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $70.0 million and $94.1 million at June 30, 2019 and December 31, 2018, respectively.

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances (if any), by product or service as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Receivables by product or service:
Sale of oil and natural gas and related products and services	$70,005	$94,107
Joint interest owners	15,941	24,830
Derivatives	2,824	372
Other	—	23
Total	$88,770	$119,332

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the States of Ohio, Pennsylvania and West Virginia. As a general policy, collateral is not required for receivables, but customers’ financial condition and creditworthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s unsettled commodity derivative contracts was a net asset position of $21.7 million and $5.7 million at June 30, 2019 and December 31, 2018, respectively. Other than as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are such counterparties required to provide credit support to the Company. As of June 30, 2019 and December 31, 2018, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion, Amortization and Accretion

Oil and Natural Gas Properties

Depreciation, depletion and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties, including accretion expense, totaled approximately $38.0 million and $32.5 million for the three months ended June 30, 2019 and 2018, respectively, and $67.5 million and $63.3 million for the six months ended June 30, 2019 and 2018, respectively, is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from five to 40 years. Depreciation totaled approximately $0.6 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively. This amount is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations.

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

The review for impairment of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  There were no impairments of proved properties for the three or six months ended June 30, 2019 or the three or six months ended June 30, 2018.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $12.4 million and $7.0 million for the three months ended June 30, 2019 and 2018, respectively, and $22.0 million and $13.7 million for the six months ended June 30, 2019 and 2018, respectively. These costs are included in exploration expense in the Condensed Consolidated Statements of Operations.

(h) Income Taxes

The Company accounts for income taxes, as required, under the liability method as set out in the FASB’s Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Estimating the future ARO requires management to make estimates and judgments based on historical information regarding timing and existence of a liability, as well as what constitutes adequate restoration.  Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

The following table sets forth the changes in the Company’s ARO liability for the six months ended June 30, 2019 (in thousands):

Six Months Ended June 30, 2019
Asset retirement obligations, beginning of period	$7,110
Accretion	1,018
Additional liabilities incurred	229
Obligation for wells acquired	20,188
Obligation for wells drilled	244
Liabilities settled via plugging	(152)
Less: current ARO portion (accrued liabilities)	(1,958)
Asset retirement obligations, end of period	$26,679

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

(o) Recent Accounting Pronouncements

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard provides guidance to increase transparency and comparability among organizations and industries by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Entities are required to recognize all leases in the statement of financial position as assets and liabilities regardless of the leases’ classification. These requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements.” The update provided an optional transition method of adoption that permitted entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under the optional transition method, comparative financial information and disclosures are not required. The update also provided transition practical expedients. The standard required disclosures of the nature, maturity and value of an entity's lease liabilities and elections made by the entity. In March 2019, the FASB issued ASU 2019-01, “Leases: Codification Improvements,” which, among other things, clarified interim disclosure requirements in the year of ASU 2016-02 adoption.

The Company adopted these standards effective January 1, 2019 using the optional transition method of adoption. The Company implemented a third-party-sponsored lease accounting information system to facilitate the accounting and financial reporting requirements, and implemented processes and controls to review new contracts and modifications to existing contracts that contain lease components for appropriate accounting treatment.  See “Note 7 – Leases” for the disclosures required by the standards.

Note 4—Acquisitions

Eclipse Resources-PA, LP Acquisition

On January 18, 2018, Eclipse Resources-PA, LP, a wholly owned subsidiary of the Company, completed its acquisition of certain oil and gas leases, one producing well and other oil and gas rights and interests covering approximately 44,500 net acres located in Tioga and Potter Counties, Pennsylvania, from Travis Peak Resources, LLC for an aggregate adjusted purchase price of $90 million, which was paid entirely with approximately 2.5 million shares of the Company’s common stock (the “Flat Castle Acquisition”).  The transaction was accounted for as an asset acquisition.  Approximately $86 million of the purchase price was allocated to unproved oil and natural gas properties and approximately $4 million was allocated to proved oil and gas properties associated with the producing well acquired.  In addition, the Company capitalized approximately $1 million of transaction costs related to the acquisition.

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

Merger with Blue Ridge Mountain Resources

On February 28, 2019, the Company completed its business combination transaction with Blue Ridge Mountain Resources, Inc. (“BRMR”) pursuant to that certain Agreement and Plan of Merger, dated as of August 25, 2018 and amended as of January 7, 2019 (the “Merger Agreement”), by and among the Company, Everest Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of the Company, and BRMR. Pursuant to the Merger Agreement, Merger Sub merged with and into BRMR with BRMR continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “BRMR Merger”).

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

The following table summarizes the preliminary purchase price allocation and the values of assets acquired and liabilities assumed (in thousands):

Purchase Price	February 28, 2019
Fair value of the Company's common stock issued	$263,487
Fair value of BRMR share-based and other compensation	12,272
Total Fair Value of Consideration	$275,759

Cash and cash equivalents	12,894
Accounts receivable	25,884
Assets held for sale - current	2,296
Other current assets	1,702
Unproved properties	84,742
Proved oil and gas properties	218,866
Other property and equipment	7,059
Other assets	2,461
Operating lease right-of-use asset	7,900
Assets held for sale - long-term	8,505
Total assets acquired	$372,309
Accounts payable	(16,571)
Accrued capital expenditures	(5,807)
Accrued liabilities	(31,619)
Operating lease liability - current	(1,977)
Liabilities associated with assets held for sale - current	(7,683)
Asset retirement obligations	(20,188)
Operating lease liability - noncurrent	(5,923)
Liabilities associated with assets held for sale - long-term	(6,782)
Total liabilities assumed	$(96,550)

Net identifiable assets	$275,759

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2019	2018	2019	2018
Pro forma total revenues	$155,539	$140,936	$339,694	$274,836
Pro forma net income (loss)	$27,505	$(30,544)	$(230)	$(40,287)
Pro forma net income (loss) per share (basic and diluted)	$0.77	$(0.86)	$(0.01)	$(1.14)

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

Note 6—Assets Held for Sale and Discontinued Operations

Assets Held for Sale

As a result of the BRMR Merger, the Company acquired certain assets that met the criteria for assets held for sale at the acquisition date, comprised of the net assets of Magnum Hunter Production, Inc. (“MHP”), a wholly-owned subsidiary of BRMR.  These assets are located primarily in Kentucky and Tennessee.

The following summarizes assets and liabilities held for sale at June 30, 2019:

(in thousands)	June 30, 2019
Accounts receivable	$1,582
Other current assets	892
Total current assets held for sale	$2,474

Proved oil and gas properties, net	$8,540
Other noncurrent assets	208
Total noncurrent assets held for sale	$8,748

Accounts payable	$2,685
Accrued liabilities	1,619
Other current liabilities	539
Total current liabilities associated with assets held for sale	$4,843

Asset retirement obligations	$6,191
Other liabilities	581
Total noncurrent liabilities associated with assets held for sale	$6,772

Discontinued Operations

The Company determined that the planned divestiture of MHP met the assets held for sale criteria and the criteria for classification as discontinued operations as of June 30, 2019.  The Company included the results of operations for MHP for the three and six months ended June 30, 2019 in discontinued operations as follows:

(in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Revenues	$2,579	$3,529
Depreciation, depletion, amortization and accretion	(160)	(212)
Other operating expenses	276	(804)
Other income	10	10
Income from discontinued operations, net of tax	2,705	2,523
Gain on disposal of discontinued operations, net of tax	—	—
Income from discontinued operations, net of tax	$2,705	$2,523

The Company had maintained an accrued liability of $3.5 million related to litigation involving MHP and a third-party regarding certain royalty and overriding royalty deductions and related payments under several farm-out agreements.  The litigation concluded in April 2019 and, as a result, the Company removed the accrued liability and recognized corresponding income from discontinued operations for the three and six months ended June 30, 2019.

Total operating and investing cash flows of discontinued operations for the six months ended June 30, 2019 were as follows:

(in thousands)	For the Six Months Ended June 30, 2019
Net cash provided by operating activities	$1,521
Net cash provided by investing activities	$14

Note 7—Leases

The Company leases drilling rigs, compressors, vehicles, office space, and other equipment under non-cancelable operating leases expiring through 2036.  Certain lease agreements may include options to renew the lease, terminate the lease early, or purchase the underlying asset(s).  The Company determines the lease term at the lease commencement date as the non-cancelable period of the lease, including the options to extend or terminate the lease when such an option is reasonably certain to be exercised.

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

The right-of-use assets and lease liabilities recognized upon adoption of ASU 2016-02 were based on the lease classifications, lease commitment amounts and terms recognized under the prior lease accounting guidance. Leases with an initial term of 12 months or less, taking into account extensions if reasonably certain to be exercised, are considered short-term leases and are not recorded on the balance sheet.

The Company incurred $5.6 million and $7.9 million in operating lease cost during the three and six months ended June 30, 2019.  The operating lease right-of-use assets were reported in other noncurrent assets and the current and noncurrent portions of the operating lease liabilities were reported in current liabilities and noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2019, the operating right-of-use assets were $38.2 million and operating lease liabilities were $39.5 million, of which $17.2 million was classified as current. As of June 30, 2019, the weighted average remaining lease term was 3.5 years and the weighted average discount rate was 5.6%.

Supplemental cash flow information related to the Company’s operating leases is included in the table below (in thousands):

For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,269
Investing cash flows for operating leases	$5,658
ROU assets added in exchange for lease obligations (upon adoption)	$10,434
ROU assets and lease obligations acquired in BRMR Merger	$7,900
ROU assets added in exchange for lease obligations, net of terminations (since adoption)	$27,118

The Company’s lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of 2019	$10,907
2020	15,071
2021	6,512
2022	4,671
2023	2,772
Thereafter	4,539
Total lease payments	$44,472
Less imputed interest	(4,985)
Total lease liability	$39,487

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

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of June 30, 2019, the Company’s derivative instruments were with Bank of Montreal, J Aron, Morgan Stanley, Capital One N.A., BP Energy Company, KeyBank N.A, NextEra Energy, Inc., and EDF Energy. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of June 30, 2019, for future production periods:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	90,000	July 2019 – December 2019	$2.84
	15,000	July 2019 – September 2019	$2.79
Natural Gas Collars:
Floor purchase price (put)	75,000	July 2019 – September 2019	$2.50
Ceiling sold price (call)	75,000	July 2019 – September 2019	$2.87
Floor purchase price (put)	65,000	October 2019 – December 2019	$2.65
Ceiling sold price (call)	65,000	October 2019 – December 2019	$2.96
Floor purchase price (put)	30,000	January 2020 – March 2020	$2.72
Ceiling sold price (call)	30,000	January 2020 – March 2020	$3.15
Floor purchase price (put)	15,000	April 2020 – June 2020	$2.50
Ceiling sold price (call)	15,000	April 2020 – June 2020	$2.80
Floor purchase price (put)	30,000	January 2020 – December 2020	$2.55
Ceiling sold price (call)	30,000	January 2020 – December 2020	$3.00
Natural Gas Three-way Collars:
Floor purchase price (put)	77,500	July 2019 – December 2019	$2.72
Floor sold price (put)	77,500	July 2019 – December 2019	$2.30
Ceiling sold price (call)	77,500	July 2019 – December 2019	$3.04
Floor purchase price (put)	70,000	January 2020 – June 2020	$2.70
Floor sold price (put)	70,000	January 2020 – June 2020	$2.25
Ceiling sold price (call)	70,000	January 2020 – June 2020	$2.98
Floor purchase price (put)	30,000	October 2019 – June 2020	$2.90
Floor sold price (put)	30,000	October 2019 – June 2020	$2.50
Ceiling sold price (call)	30,000	October 2019 – June 2020	$3.15
Floor purchase price (put)	30,000	January 2020 – December 2020	$2.70
Floor sold price (put)	30,000	January 2020 – December 2020	$2.40
Ceiling sold price (call)	30,000	January 2020 – December 2020	$3.05
Natural Gas Call/Put Options:
Call sold	40,000	July 2019 – December 2019	$3.44
Basis Swaps:
Appalachia - Dominion	12,500	July 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)
Appalachia - Dominion	20,000	July 2019 – March 2020	$(0.39)
Appalachia - Dominion	17,500	July 2019 – December 2019	$(0.50)

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,500	July 2019 – December 2019	$59.18
	1,000	January 2020 – December 2020	$58.60
Oil Collars:
Floor purchase price (put)	1,500	July 2019 – December 2019	$51.67
Ceiling sold price (call)	1,500	July 2019 – December 2019	$65.92
Floor purchase price (put)	1,000	January 2020 – December 2020	$51.50
Ceiling sold price (call)	1,000	January 2020 – December 2020	$64.25
Floor purchase price (put)	500	July 2019 – March 2020	$60.00
Ceiling sold price (call)	500	July 2019 – March 2020	$67.00
Oil Three-way Collars:
Floor purchase price (put)	2,000	July 2019 – December 2019	$50.00
Floor sold price (put)	2,000	July 2019 – December 2019	$40.00
Ceiling sold price (call)	2,000	July 2019 – December 2019	$60.56
Floor purchase price (put)	2,000	January 2020 – June 2020	$62.50
Floor sold price (put)	2,000	January 2020 – June 2020	$55.00
Ceiling sold price (call)	2,000	January 2020 – June 2020	$74.00

NGL Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Propane Swaps:
	350	July 2019 – December 2019	$39.90

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the Condensed Consolidated Balance Sheets (in thousands). None of the derivative instruments is designated as a hedge for accounting purposes.

As of June 30, 2019	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$23,581	$(2,338)	21,243	Other current assets
Commodity derivatives - noncurrent	1,935	—	1,935	Other assets
Total assets	$25,516	$(2,338)	$23,178

Liabilities
Commodity derivatives - current	$(3,487)	$2,338	$(1,149)	Accrued liabilities
Commodity derivatives - noncurrent	(357)	—	(357)	Other liabilities
Total liabilities	$(3,844)	$2,338	$(1,506)

As of December 31, 2018	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$4,960	$(845)	$4,115	Other current assets
Commodity derivatives - noncurrent	1,910	—	1,910	Other assets
Total assets	$6,870	$(845)	$6,025

Liabilities
Commodity derivatives - current	$(845)	$845	$—	Accrued liabilities
Commodity derivatives - noncurrent	(326)	—	(326)	Other liabilities
Total liabilities	$(1,171)	$845	$(326)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Commodity derivatives	Gain (loss) on derivative instruments	$29,738	$(16,577)	$24,808	$(20,792)

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

	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2019: (in thousands)
Commodity derivative instruments	$—	$21,672	$—	$21,672
Total	$—	$21,672	$—	$21,672
As of December 31, 2018: (in thousands)
Commodity derivative instruments	$—	$5,699	$—	$5,699
Total	$—	$5,699	$—	$5,699

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

During the three and six months ended June 30, 2019, the Company amortized $0.9 million and $1.9 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.  The Company amortized $0.9  million and $1.8 million of deferred financing costs and debt discount to interest expense using the effective interest method for the three and six months ended June 30, 2018, respectively.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at June 30, 2019.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes at June 30, 2019 was $430.3 million.

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

The credit agreement governing the revolving credit facility (as amended and restated, the “Credit Agreement”) was amended and restated on January 12, 2015. The primary change effected by such amendment was to add the Company as a party to the revolving credit facility and thereby subject the Company to the representations, warranties, covenants and events of default provisions thereof. Relative to Eclipse I’s previous credit agreement, the Credit Agreement also (i) requires financial reporting regarding, and tests financial covenants with respect to, Montage Resources Corporation (f/k/a Eclipse Resources Corporation) rather than Eclipse I, (ii) increases the basket sizes under certain of the negative covenants, and (iii) includes certain other changes favorable to Eclipse I. Other terms of the Credit Agreement remain generally consistent with Eclipse I’s previous credit agreement.

On February 24, 2016, the Company amended the Credit Agreement to, among other things; adjust the quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense (as such terms are defined in the Credit Agreement), and to permit the sale of certain conventional properties. The amendment to the Credit Agreement also increased the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5% and required the Company to, within 60 days of the effectiveness of such amendment, execute and deliver additional mortgages on the Company’s oil and gas properties that include at least 90% of its proved reserves.

On February 24, 2017, the Company entered into an additional amendment to the Credit Agreement that increased the borrowing base from $125 million to $175 million, while extending the maturity of the revolving credit facility to February 2020.  In addition, this amendment modified the minimum interest coverage ratio covenant to a net leverage covenant of Consolidated Total Funded Net Debt (as defined in the Credit Agreement) to EBITDAX.  On August 1, 2017, the Company entered into an additional amendment to the Credit Agreement that increased the borrowing base from $175 million to $225 million.

On February 28, 2019, the Company amended and restated the Credit Agreement to increase its revolving credit facility from $500 million to $1 billion.  Further, the amended and restated Credit Agreement, among other things, increased the borrowing base from $225 million to $375 million (subject to scheduled and interim redeterminations based on the Company’s oil and natural gas reserves and other adjustments described therein) and extended the maturity date thereof to February 2024 (subject to earlier maturity in certain circumstances specified therein).  The amended and restated Credit Agreement also adjusted the ratio of Consolidated Total Funded Net Debt to EBITDAX to provide that the Company will not, as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2019), permit its ratio of Consolidated Total Funded Net Debt to EBITDAX for the four previous fiscal quarters to be greater than 4.00 to 1.00.

On May 6, 2019, the borrowing base under the Credit Agreement was redetermined, which increased the borrowing base from $375 million to $400 million.

At June 30, 2019, the borrowing base was $400 million and the Company had $127.5 million in outstanding borrowings under the revolving credit facility. After giving effect to outstanding letters of credit issued by the Company totaling $29.2 million and the outstanding borrowings of $127.5 million, the Company had available borrowing capacity under the revolving credit facility of $243.3 million at June 30, 2019.

The revolving credit facility is secured by mortgages on 85% of the value of the Company’s proved reserves and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of June 30, 2019. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.375%-0.500% of the unused facility based on utilization.

Note 11—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code, as amended (“the Code”), under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(k) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense related to matching contributions, classified under general and administrative, of $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Note 12—Stock-Based Compensation

At the Company’s 2019 Annual Meeting of Stockholders held on June 14, 2019, the Company’s stockholders approved the Company’s 2019 Long-Term Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s Board of Directors.  The 2019 Plan replaces the Company’s 2014 Long-Term Incentive Plan, as amended (the “Prior Plan”).  Upon stockholder approval, (i) the 2019 Plan became effective and (ii) the Prior Plan terminated and no additional awards will be granted under the Prior Plan; provided that awards outstanding under the Prior Plan as of the date the 2019 Plan became effective will remain in full force and effect under the Prior Plan according to their respective terms.

The Company is authorized to grant up to 2,650,000 shares of common stock under the 2019 Plan.  The 2019 Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 1,858,580 shares were available for future grants under the Plan as of June 30, 2019.

Our stock-based compensation expense was as follows for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units	$235	$974	$3,328	$2,137
Performance units	231	910	2,990	1,639
Restricted stock	86	95	235	184
Total expense	$552	$1,979	$6,553	$3,960

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of June 30, 2019, there was $3.2 million of total unrecognized compensation cost related to outstanding restricted stock units. The weighted average period for the shares to vest is approximately two years. A summary of employee restricted stock unit awards activity during the six months ended June 30, 2019 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2018	233,960	$29.27	$3,685
Granted	407,714	6.46
Vested	(204,418)	29.31
Forfeited	(485)	31.78
Total awarded and unvested, June 30, 2019	436,771	$7.95	$2,664

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (as defined in the award agreements), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of June 30, 2019, there was $2.3 million of total unrecognized compensation cost related to outstanding performance units. The weighted average period for the shares to vest is approximately two years. A summary of performance stock unit awards activity during the six months ended June 30, 2019 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2018	346,589	$27.68	$716
Granted	243,600	7.25
Vested	(266,411)	27.55
Forfeited	(16,483)	24.47
Total awarded and unvested, June 30, 2019	307,295	$11.76	$—

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s stock price.  Prior to 2018, the volatility estimate was tied to the Company’s public peer group.  The following table presents the assumptions used to determine the fair value for performance stock units granted during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Volatility	65.10%	89.70%
Risk-free interest rate	1.83%	2.37%

Restricted Stock

On May 17, 2017, the Company issued an aggregate of 10,212 restricted shares of common stock to its three non-employee members of its Board of Directors who were not affiliated with the Company’s then controlling stockholder, which shares became fully vested on May 17, 2018.

On May 16, 2018, the Company issued an aggregate of 15,476 restricted shares of common stock to its three non-employee members of its Board of Directors who were not affiliated with the Company’s then controlling stockholder, which shares became fully vested on  May 16, 2019.

Effective February 28, 2019, the Company issued an aggregate of 70,409 restricted shares of common stock to two of its officers in connection with retention bonus arrangements entered into between the Company and each of these officers.  The restricted shares of common stock vest in substantially equal installments on August 28, 2019, February 28, 2020, August 28, 2020 and February 28, 2021.

Pursuant to the Company’s Non-Employee Director Compensation Policy, on June 18, 2019, the Company awarded an aggregate of 53,328 restricted shares of common stock to eight of the non-employee members of its Board of Directors, which shares are scheduled to fully vest on June 18, 2020.  The other non-employee member of the Company’s Board of Directors declined to receive any compensation for his service on the Company’s Board of Directors for 2019.

Note 13—Net Income (Loss) Per Share

Net Income (Loss) Per Share

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

Reverse Stock Split

Effective immediately prior to the Effective Time on February 28, 2019 (See Note 4— Acquisitions), the Company effected a 15-to-1 reverse stock split of its common stock.  Holders of shares of the Company’s common stock immediately prior to the Effective Time received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the reverse stock split. The reverse stock split lowered the par value to reflect the reduced shares with the offset to additional paid-in-capital.  The table below retroactively reflects, in accordance with ASC 505 “Equity,” the reverse stock split that occurred on February 28, 2019 for the three and six months ended June 30, 2018.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands, except per share data)	2019			2018
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net income (loss), shares, basic	$27,512	35,678	$0.77	$(19,036)	20,129	$(0.95)
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	148		—	—
Diluted:
Net income (loss), shares, diluted	$27,512	35,826	$0.77	$(19,036)	20,129	$(0.95)

	Six Months Ended June 30,
(in thousands, except per share data)	2019			2018
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net income (loss), shares, basic	$13,414	30,645	$0.44	$(21,660)	19,848	$(1.09)
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	185		—	—
Diluted:
Net income (loss), shares, diluted	$13,414	30,830	$0.44	$(21,660)	19,848	$(1.09)

Note 14—Related Party Transactions

During the three and six months ended June 30, 2018, the Company incurred approximately $0.2 million and $0.3 million, respectively, and less than $0.1 million during the six months ended June 30, 2019.  During the three months ended June 30, 2019, the Company did not incur any expense.  All of the aforementioned incurred expense is related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which were owned by the Company’s former Chairman, President and Chief Executive Officer The fees were paid in accordance with a standard service contract that did not obligate the Company to any minimum terms.  The Company no longer utilizes any flight charter services under this arrangement.

Travis Peak Resources, LLC, the seller from whom the Company acquired assets in the Flat Castle Acquisition, is an affiliate of EnCap Investments L.P. (“EnCap”).  EnCap has representatives on the Board, and affiliates of EnCap collectively beneficially own approximately 40% of the outstanding shares of the Company’s common stock (See Note 4—Acquisitions).

Note 15—Commitments and Contingencies

(a) Legal Matters

From time to time, the Company may be a party to legal proceedings arising in the ordinary course of business. Management does not believe that a material loss is probable as a result of such proceedings.

During the three months ended June 30, 2019, the Company removed an accrued liability related to certain litigation involving MHP (See Note 6— Assets Held for Sale and Discontinued Operations).

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

(c) Other Commitments

As a result of the BRMR Merger, effective as of February 28, 2019, the Company assumed commitments related to certain firm transportation and gas processing, gathering and compression service agreements entered into by Triad Hunter, LLC (“Triad Hunter”), a wholly owned subsidiary of BRMR, as shown below (in thousands):

	Firm transportation(i)	Gas processing, gathering, and compression services(ii)	Total
Year Ending December 31:
2019	$14,562	$12,873	$27,435
2020	19,416	17,133	36,549
2021	19,416	17,087	36,503
2022	19,416	17,087	36,503
2023	18,047	16,561	34,608
Thereafter	92,395	139,545	231,940
Total	$183,252	$220,286	$403,538

(i)

Firm transportation - Firm transportation agreements with various pipelines to facilitate the delivery of production to market. These contracts commit the Company to transport minimum daily natural gas volumes at a negotiated rate, or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent the minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its Consolidated Financial Statements the Company’s proportionate share of costs based on its working interest.

(ii)

Gas processing, gathering, and compression services - Contractual commitments for gas processing, gathering and compression service agreements represent minimum commitments under long-term gas processing agreements as well as various gas compression agreements. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its Consolidated Financial Statements its proportionate share of costs based on the Company’s working interest.

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

As a result of the BRMR Merger, BRMR’s pre-acquisition NOLs and other tax attributes will be subject to limitation in accordance with ownership change rules under Code section 382.  In addition, the Company itself may also have undergone an ownership change which would similarly limit its ability to use pre-acquisition NOLs and other tax attributes.  The Company is still evaluating the impact that Code section 382 will have on both the acquired BRMR tax attributes as well as the Company’s pre-acquisition tax attributes.

Note 17—Subsidiary Guarantors

Each subsidiary of the Company that guarantees the Company’s revolving credit facility is required to fully and unconditionally, jointly and severally, guarantee the Company’s 8.875% senior unsecured notes.  Each such subsidiary of the Company in existence immediately prior to the BRMR Merger guaranteed the Company’s 8.875% senior unsecured notes.  As a result of the BRMR Merger, and within the timeframe required by the indenture governing the Company’s 8.875% senior unsecured notes, the Company caused BRMR and each of its subsidiaries that guaranteed the Company’s revolving credit facility to guarantee the Company’s 8.875% senior unsecured notes (See Note 10—Debt). Montage Resources Corporation, standing alone, has no independent operations or (other than its equity interests in its subsidiaries) material assets. The Company’s wholly owned subsidiaries are not restricted from transferring funds to Montage Resources Corporation or other wholly owned subsidiaries. The Company’s wholly owned subsidiaries do not have any restricted net assets.

A subsidiary guarantor may be released from its obligations under the senior unsecured notes guarantee:

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

Note 18—Subsequent Events

Management has evaluated subsequent events and believes there are no events that would have a material impact on the aforementioned financial statements and related disclosures in the accompanying notes to the Condensed Consolidated Financial Statements.

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

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin.  On February 28, 2019, we completed a business combination (the “BRMR Merger”) with Blue Ridge Mountain Resources, Inc. (“BRMR”), and immediately thereafter, we changed our legal name from “Eclipse Resources Corporation” to “Montage Resources Corporation.”  Except where the context indicates otherwise, the terms “we,” “us,” “our” or the “Company” as used herein refer, for periods prior to the completion of the BRMR Merger, to Eclipse Resources Corporation and its subsidiaries and, for periods following the completion of the BRMR Merger, to Montage Resources Corporation (“Montage”) and its subsidiaries.

As of June 30, 2019, we had assembled an acreage position approximating 240,600 net acres in Eastern Ohio, 45,300 net acres in Pennsylvania, and 49,900 net acres in West Virginia, which excludes any acreage currently pending title.

Approximately 206,200 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 92,800 net acres of stacked pay opportunity are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio and West Virginia within what we refer to as our Marcellus Area. We are the operator of approximately 98% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of June 30, 2019, we were operating two horizontal rigs in the Utica Core Area. We had average daily production for the three months ended June 30, 2019 of approximately 535.5 MMcfe comprised of approximately 80% natural gas, 13% NGLs and 7% oil.

The net assets of our subsidiary, Magnum Hunter Production, Inc. (“MHP”), are classified as assets held for sale and liabilities associated with assets held for sale as of June 30, 2019.  All operations of MHP are reflected as discontinued operations for all periods presented.

How We Evaluate Our Operations

In evaluating our current and future financial results, we focus on production and revenue growth, lease operating expense, general and administrative expense (both before and after non-cash stock compensation expense and other unusual or infrequent items) and operating margin per unit of production. In addition to these metrics, we use Adjusted EBITDAX, a non-GAAP measure, to evaluate our financial results. We define Adjusted EBITDAX as net income (loss) before interest expense or interest income; income taxes; write-down of abandoned leases; impairments; depreciation, depletion and amortization (“DD&A”); amortization of deferred financing costs; gain (loss) on derivative instruments, net cash receipts (payments) on settled derivative instruments, and premiums (paid) received on options that settled during the period; non-cash compensation expense; gain or loss from sale of interest in gas properties; exploration expenses; and other unusual or infrequent items. Adjusted EBITDAX is not a measure of net income as determined by generally accepted accounting principles in United States, or “U.S. GAAP.”

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

As a result of the closing of the BRMR Merger on February 28, 2019, BRMR’s assets and liabilities are included in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019 and BRMR’s revenues and expenses are included in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to June 30, 2019 (See Note 4— Acquisitions).

Overview of Results for the Three and Six Months Ended June 30, 2019

During the three months ended June 30, 2019, we achieved the following financial and operating results:

•	our average daily net production for the three months ended June 30, 2019 was 535.5 MMcfe per day representing an increase of 75% over the comparable period of the prior year;
•	commenced drilling 12 gross (10.2 net) operated wells, commenced completions of 15 gross (13.0 net) operated wells and turned-to-sales 16 gross (11.4 net) operated wells;
•	recognized net income (loss) of $27.5 million for the three months ended June 30, 2019 compared to ($19.0) million for the three months ended June 30, 2018; and
•

realized Adjusted EBITDAX of $70.9 million for the three months ended June 30, 2019 compared to $51.1 million for three months ended June 30, 2018. Adjusted EBITDAX is a non-GAAP financial measure. See “—Non-GAAP Financial Measure” for more information.

During the six months ended June 30, 2019, we achieved the following financial and operating results:

•	our average daily net production for the six months ended June 30, 2019 was 471.9 MMcfe per day representing an increase of 52% over the comparable period of the prior year;
•	commenced drilling 22 gross (18.3 net) operated wells, commenced completions of 24 gross (18.9 net) operated wells and turned-to-sales 19 gross (13.5 net) operated wells;
•	recognized net income (loss) of $13.4 million for the six months ended June 30, 2019 compared to ($21.7) million for the six months ended June 30, 2018; and
•

realized Adjusted EBITDAX of $139.8 million for the six months ended June 30, 2019 compared to $114.1 million for the six months ended June 30, 2018.  Adjusted EBITDAX is a non-GAAP financial measure. See “—Non-GAAP Financial Measure” for more information.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists the high, low and average daily and monthly settled NYMEX Henry Hub prices for natural gas and the high, low and average daily NYMEX WTI prices for oil for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NYMEX Henry Hub High ($/MMBtu)	$2.76	$3.08	$4.25	$6.24
NYMEX Henry Hub Low ($/MMBtu)	2.27	2.74	2.27	2.49
Average Daily NYMEX Henry Hub ($/MMBtu)	2.57	2.85	2.74	2.96
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	2.64	2.80	2.89	2.90

NYMEX WTI High ($/Bbl)	$66.24	$77.41	$66.24	$77.41
NYMEX WTI Low ($/Bbl)	51.13	62.03	46.31	59.20
Average Daily NYMEX WTI ($/Bbl)	59.88	68.07	57.39	65.55

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

The Company is committed to profitably developing its natural gas, NGLs and condensate reserves through an environmentally-responsible and cost-effective operational plan.  The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop, its reserves.  Despite the continued low price commodity environment, the Company believes the long-term outlook for its business is favorable due to the Company’s resource base, low cost structure, risk management strategies, and disciplined investment of capital.

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the 12 months in the period ended June 30, 2019 and held all other factors constant, then our estimated net proved reserves at December 31, 2018 would have decreased by approximately 1.5% from our previously reported estimated net proved reserves at such time, including a 0.5% reduction of proved developed reserves and a 2.0% reduction of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC price of $3.02 per MMBtu for natural gas and $61.45 per Bbl for NGLs and oil. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2018. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at June 30, 2019, cash flows from operations, borrowings under our revolving credit facility, and proceeds from asset sales.

Results of Operations

The following discussion pertains to our results of operations, including analysis of our continuing operations regarding natural gas, NGLs and oil revenues, production, average product prices and average production costs and expenses for the three months ended June 30, 2019 and 2018.  The results of operations of MHP are reflected as discontinued operations for all periods presented.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
Revenues (in thousands)
Natural gas sales	$94,364	$54,409	$39,955
NGL sales	19,393	18,702	691
Oil sales	29,672	30,146	(474)
Brokered natural gas and marketing revenue	11,989	365	11,624
Other revenue	122	—	122
Total revenues	$155,540	$103,622	$51,918

Our production grew by approximately 20.9 Bcfe for the three months ended June 30, 2019 over the same period in 2018 due to increased drilling activity and from wells acquired as part of the BRMR Merger. Our production for the three months ended June 30, 2019 and 2018 is set forth in the following table:

	Three Months Ended June 30,
	2019	2018	Change
Production:
Natural gas (MMcf)	39,119.0	19,985.4	19,133.6
NGLs (Mbbls)	1,033.3	813.6	219.7
Oil (Mbbls)	569.0	489.1	79.9
Total (MMcfe)	48,732.8	27,801.6	20,931.2

Average daily production volume:
Natural gas (Mcf/d)	429,879	219,620	210,259
NGLs (Bbls/d)	11,355	8,941	2,414
Oil (Bbls/d)	6,253	5,375	878
Total (Mcfe/d)	535,520	305,512	230,008

Our average realized price (including cash settled derivatives and firm transportation) received during the three months ended June 30, 2019 was $2.62 per Mcfe compared to $3.22 per Mcfe during the three months ended June 30, 2018. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled settlements and firm transportation) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives and firm transportation) does not include derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Condensed Consolidated Statements of Operations. Average sales price (including firm transportation and excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended June 30, 2019 and 2018 are shown below:

	Three Months Ended June 30,
	2019	2018	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.41	$2.72	$(0.31)
NGLs ($/Bbl)	18.77	22.99	(4.22)
Oil ($/Bbl)	52.14	61.65	(9.51)
Total average prices ($/Mcfe)	2.94	3.71	(0.77)

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.47	$2.84	$(0.37)
NGLs ($/Bbl)	19.11	22.99	(3.88)
Oil ($/Bbl)	51.68	51.94	(0.26)
Total average prices ($/Mcfe)	2.99	3.62	(0.63)

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$1.95	$2.16	$(0.21)
NGLs ($/Bbl)	18.77	22.99	(4.22)
Oil ($/Bbl)	52.14	61.65	(9.51)
Total average prices ($/Mcfe)	2.57	3.31	(0.74)

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.01	$2.27	$(0.26)
NGLs ($/Bbl)	19.11	22.99	(3.88)
Oil ($/Bbl)	51.68	51.94	(0.26)
Total average prices ($/Mcfe)	2.62	3.22	(0.60)

Brokered natural gas and marketing revenue was $12.0 million for the three months ended June 30, 2019 compared to $0.4 million for the three months ended June 30, 2018.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The increase for the three months ended June 30, 2019 was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
Operating expenses (in thousands):
Lease operating	$10,141	$7,324	$2,817
Transportation, gathering and compression	51,870	31,371	20,499
Production and ad valorem taxes	4,009	2,178	1,831
Depreciation, depletion, amortization and accretion	38,597	32,922	5,675
General and administrative	13,564	10,697	2,867
Operating expenses per Mcfe:
Lease operating	$0.21	$0.26	$(0.05)
Transportation, gathering and compression	1.06	1.13	(0.07)
Production and ad valorem taxes	0.08	0.08	—
Depreciation, depletion, amortization and accretion	0.79	1.18	(0.39)
General and administrative	0.28	0.38	(0.10)

Lease operating expense was $10.1 million in the three months ended June 30, 2019 compared to $7.3 million in the three months ended June 30, 2018.  Lease operating expense per Mcfe was $0.21 in the three months ended June 30, 2019 compared to $0.26 in the three months ended June 30, 2018.  The increase of $2.8 million was primarily attributable to an increase in the number of producing wells.  The decrease of $0.05 per Mcfe was due to a decrease in non-recurring workovers and fixed costs spread across increased production for three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $51.9 million during the three months ended June 30, 2019 compared to $31.4 million during the three months ended June 30, 2018.  Transportation, gathering and compression expense per Mcfe was $1.06 in the three months ended June 30, 2019 compared to $1.13 in the three months ended June 30, 2018.  The following table details our transportation, gathering and compression expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$17,344	$9,681	$7,663
Processing and fractionation	14,965	8,821	6,144
Liquids transportation and stabilization	1,283	1,570	(287)
Marketing	31	(4)	35
Firm transportation	18,247	11,303	6,944
	$51,870	$31,371	$20,499
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.35	$0.34	$0.01
Processing and fractionation	0.31	0.32	(0.01)
Liquids transportation and stabilization	0.03	0.06	(0.03)
Marketing	—	—	—
Firm transportation	0.37	0.41	(0.04)
	$1.06	$1.13	$(0.07)

The increase of $20.5 million to transportation, gathering and compression expenses during the three months ended June 30, 2019 was primarily due to increased firm transportation capacity and increased production during the three months ended June 30, 2019.  The decrease of $0.07 per Mcfe was primarily due to a higher percentage of natural gas production and fixed firm transportation costs spread across increased production during the three months ended June 30, 2019.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $4.0 million in the three months ended June 30, 2019 compared to $2.2 million in the three months ended June 30, 2018. Production and ad valorem taxes per Mcfe was $0.08 for each of the three months ended June 30, 2019 and 2018.  The increase in aggregate production and ad valorem taxes was primarily due to increased well count for the three months ended June 30, 2019.

Depreciation, depletion, amortization and accretion was approximately $38.6 million in the three months ended June 30, 2019 compared to $32.9 million in the three months ended June 30, 2018. DD&A per Mcfe was $0.79 for the three months ended June 30, 2019 compared to $1.18 for the three months ended June 30, 2018. DD&A increased on an aggregate basis due to increased production in the three months ended June 30, 2019.  DD&A decreased on a per Mcfe basis due to a lower depletion rate resulting from reserves increasing at a higher rate than capital costs for the three months ended June 30, 2019.

General and administrative expense was $13.6 million for the three months ended June 30, 2019 compared to $10.7 million for the three months ended June 30, 2018.  General and administrative expense per Mcfe was $0.28 in the three months ended June 30, 2019 compared to $0.38 in the three months ended June 30, 2018.  The increase of $2.9 million was primarily related to approximately $3.9 million of expenses related to the BRMR Merger, partially offset by $1.0 million of decreases in other G&A expenses.  General and administrative expense included $0.6 million and $2.0 million of stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively.  The decrease of $0.10 per Mcfe was due to fixed costs spread across increased production during the three months ended June 30, 2019.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$11,983	$430	$11,553
Exploration	15,193	9,620	5,573
(Gain) loss on sale of assets	1	(1,553)	1,554

Brokered natural gas and marketing expense was $12.0 million for the three months ended June 30, 2019 compared to $0.4 million for the three months ended June 30, 2018.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The increase for the three months ended June 30, 2019 was due to an increase in the amount of brokered gas transactions.

Exploration expense was $15.2 million for the three months ended June 30, 2019 compared to $9.6 million for the three months ended June 30, 2018. The following table details our exploration-related expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
Exploration expenses (in thousands):
Geological and geophysical	$258	$168	$90
Delay rentals	2,329	2,479	(150)
Impairment of unproved properties	12,443	6,971	5,472
Dry hole and other	163	2	161
	$15,193	$9,620	$5,573

Impairment of unproved properties was $12.4 million for the three months ended June 30, 2019 compared to $7.0 million for the three months ended June 30, 2018. The increase in impairment charges during the three months ended June 30, 2019 was the result of an increase in expected lease expirations due to a reduction in planned future drilling activity.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Other Income (Expense)

Gain (loss) on derivative instruments was $29.7 million for the three months ended June 30, 2019 compared to ($16.6) million for the three months ended June 30, 2018, primarily due to changes in commodity prices during each period. Cash receipts (payments) were approximately $2.4 million and ($2.5) million for derivative instruments that settled during the three months ended June 30, 2019 and 2018, respectively.

Interest expense, net was $15.1 million for the three months ended June 30, 2019 compared to $13.1 million for three months ended June 30, 2018.  Interest expense increased primarily due to our increased borrowings under our revolving credit facility during the three months ended June 30, 2019.

Income tax benefit (expense) was not recognized for the three months ended June 30, 2019 and 2018 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Revenues (in thousands)
Natural gas sales	$176,189	$112,892	$63,297
NGL sales	40,641	38,446	2,195
Oil sales	58,427	62,103	(3,676)
Brokered natural gas and marketing revenue	21,519	373	21,146
Other revenue	261	—	261
Total revenues	$297,037	$213,814	$83,223

Our production grew by approximately 29.2 Bcfe for the six months ended June 30, 2019 over the same period in 2018 due to increased drilling activity and from wells acquired as part of the BRMR Merger.  Our production for the six months ended June 30, 2019 and 2018 is set forth in the following table:

	Six Months Ended June 30,
	2019	2018	Change
Production:
Natural gas (MMcf)	66,324.0	40,328.7	25,995.3
NGLs (Mbbls)	2,013.8	1,586.2	427.6
Oil (Mbbls)	1,167.0	1,054.6	112.4
Total (MMcfe)	85,408.8	56,173.5	29,235.3

Average daily production volume:
Natural gas (Mcf/d)	366,431	222,810	143,621
NGLs (Bbls/d)	11,126	8,764	2,362
Oil (Bbls/d)	6,448	5,827	621
Total (Mcfe/d)	471,867	310,351	161,516

Our average realized price (including cash settled derivatives and firm transportation) received during the six months ended June 30, 2019 was $2.82 per Mcfe compared to $3.42 per Mcfe during the six months ended June 30, 2018. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled settlements and firm transportation) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives and firm transportation) does not include derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Condensed Consolidated Statements of Operations. Average sales price (including firm transportation and excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the six months ended June 30, 2019 and 2018 are shown below:

	Six Months Ended June 30,
	2019	2018	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.66	$2.80	$(0.14)
NGLs ($/Bbl)	20.18	24.24	(4.06)
Oil ($/Bbl)	50.07	58.89	(8.82)
Total average prices ($/Mcfe)	3.22	3.80	(0.58)

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.63	$2.94	$(0.31)
NGLs ($/Bbl)	20.46	23.64	(3.18)
Oil ($/Bbl)	50.65	52.12	(1.47)
Total average prices ($/Mcfe)	3.21	3.76	(0.55)

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$2.15	$2.33	$(0.18)
NGLs ($/Bbl)	20.18	24.24	(4.06)
Oil ($/Bbl)	50.07	58.89	(8.82)
Total average prices ($/Mcfe)	2.83	3.46	(0.63)

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.12	$2.47	$(0.35)
NGLs ($/Bbl)	20.46	23.64	(3.18)
Oil ($/Bbl)	50.65	52.12	(1.47)
Total average prices ($/Mcfe)	2.82	3.42	(0.60)

Brokered natural gas and marketing revenue was $21.5 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The increase for the six months ended June 30, 2019 was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expenses are most accurately analyzed on a unit-of-production, or per Mcfe, basis.  The following table presents these expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Operating expenses (in thousands)
Lease operating	$17,666	$16,714	$952
Transportation, gathering and compression	93,038	59,060	33,978
Production and ad valorem taxes	6,857	4,623	2,234
Depreciation, depletion, amortization and accretion	68,494	64,233	4,261
General and administrative	42,494	20,454	22,040
Operating expenses per Mcfe:
Lease operating	$0.21	$0.30	$(0.09)
Transportation, gathering and compression	1.09	1.06	0.03
Production and ad valorem taxes	0.08	0.08	—
Depreciation, depletion, amortization and accretion	0.80	1.14	(0.34)
General and administrative	0.50	0.36	0.14

Lease operating expense was $17.7 million in the six months ended June 30, 2019 compared to $16.7 million in the six months ended June 30, 2018.  Lease operating expense per Mcfe was $0.21 in the six months ended June 30, 2019 compared to $0.30 in the six months ended June 30, 2018.  The increase of $1.0 million was primarily attributable to an increase in the number of producing wells.  The decrease of $0.09 per Mcfe was due to a decrease in non-recurring workovers and fixed costs spread across increased production for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $93.0 million during the six months ended June 30, 2019 compared to $59.1 million during the six months ended June 30, 2018.  Transportation, gathering and compression expense per Mcfe was $1.09 in the six months ended June 30, 2019 compared to $1.06 in the six months ended June 30, 2018.  The following table details our transportation, gathering and compression expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$29,668	$19,342	$10,326
Processing and fractionation	26,943	17,322	9,621
Liquids transportation and stabilization	3,027	3,353	(326)
Marketing	103	3	100
Firm transportation	33,297	19,040	14,257
	$93,038	$59,060	$33,978
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.34	$0.35	$(0.01)
Processing and fractionation	0.32	0.31	0.01
Liquids transportation and stabilization	0.04	0.06	(0.02)
Marketing	—	—	—
Firm transportation	0.39	0.34	0.05
	$1.09	$1.06	$0.03

The increase of $34.0 million to transportation, gathering and compression expenses during the six months ended June 30, 2019 was due to increased production and increased firm transportation capacity.  The increase of $0.03 per Mcfe during the six months ended June 30, 2019 was primarily due to increased firm transportation capacity during the period.

Production and ad valorem taxes are paid based on market prices and applicable tax rates.  Production and ad valorem taxes were $6.9 million in the six months ended June 30, 2019 compared to $4.6 million in the six months ended June 30, 2018.  Production and ad valorem taxes per Mcfe were $0.08 in the six months ended June 30, 2019 and 2018.  The increase in aggregate production and ad valorem taxes was primarily due to increased well count for the six months ended June 30, 2019.

Depreciation, depletion, amortization and accretion was approximately $68.5 million in the six months ended June 30, 2019 compared to $64.2 million in the six months ended June 30, 2018.  DD&A per Mcfe was $0.80 in the six months ended June 30, 2019 compared to $1.14 in the six months ended June 30, 2018.  DD&A increased on an aggregate basis due to increased production in the  six months ended June 30, 2019.  DD&A decreased on a per Mcfe basis due to a lower depletion rate resulting from reserves increasing at a higher rate than capital costs for the six months ended June 30, 2019.

General and administrative expense was $42.5 million for the six months ended June 30, 2019 compared to $20.5 million for the six months ended June 30, 2018.  General and administrative expense per Mcfe was $0.50 in the six months ended June 30, 2019 compared to $0.36 in the six months ended June 30, 2018.  The increase of $22.0 million and $0.14 per Mcfe was primarily related to approximately $18.5 million of expenses related to the BRMR Merger incurred in the six months ended June 30, 2019.  General and administrative expense included $6.6 million and $4.0 million of stock-based compensation for the six months ended June 30, 2019 and 2018, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production.  The following table details our other operating expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$21,443	$477	$20,966
Exploration	31,981	24,898	7,083
(Gain) loss on sale of assets	2	(1,820)	1,822

Brokered natural gas and marketing expense was $21.4 million for the six months ended June 30, 2019 compared to $0.5 million for the six months ended June 30, 2018.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The increase for the six months ended June 30, 2019 was due to an increase in the amount of brokered gas transactions.

Exploration expense was $32.0 million for the six months ended June 30, 2019 compared to $24.9 million for the six months ended June 30, 2018.  The following table details our exploration-related expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Exploration expenses (in thousands):
Geological and geophysical	$464	$833	$(369)
Delay rentals	9,311	10,302	(991)
Impairment of unproved properties	22,043	13,667	8,376
Dry hole and other	163	96	67
	$31,981	$24,898	$7,083

Delay rentals were $9.3 million for the six months ended June 30, 2019 compared to $10.3 million for the six months ended June 30, 2018.  The decrease in delay rental expenses related to the reduction of converting future lump-sum extension payments into annual delay rentals during the six months ended June 30, 2019.

Impairment of unproved properties was $22.0 million for the six months ended June 30, 2019 compared to $13.7 million for the six months ended June 30, 2018.  The increase in impairment charges during the six months ended June 30, 2019 was the result of an increase in expected lease expirations due to a reduction in planned future drilling activity.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Other Income (Expense)

Gain (loss) on derivative instruments was $24.8 million for the six months ended June 30, 2019 compared to ($20.8) million for the six months ended June 30, 2018, primarily due to changes in commodity prices during each period.  Cash payments were approximately $0.7 million and $2.3 million for derivative instruments that settled during the six months ended June 30, 2019 and 2018, respectively.

Interest expense, net was $28.9 million for the six months ended June 30, 2019 compared to $26.0 million for the six months ended June 30, 2018.  The increase in interest expense primarily related to our increased borrowings under our revolving credit facility during the six months ended June 30, 2019.

Income tax benefit (expense) was not recognized for the six months ended June 30, 2019 and 2018 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

Cash Flows, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices. Our cash flows from operations also are impacted by changes in working capital. Short-term liquidity needs are satisfied by our operating cash flow, proceeds from asset sales, borrowings under our revolving credit facility, and issuances of debt and equity securities.  We sell a large portion of our production at the wellhead under floating market contracts.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net cash provided by operations in the six months ended June 30, 2019 was $83.1 million compared to $50.8 million in the six months ended June 30, 2018. The increase in cash provided by operating activities reflects working capital changes, increased operating income and timing of cash receipts and disbursements during the year-over-year comparative periods.

Net cash used in investing activities in the six months ended June 30, 2019 was $164.7 million compared to $114.5 million in the six months ended June 30, 2018.

During the six months ended June 30, 2019, we:

•	spent $177.3 million on capital expenditures for oil and natural gas properties;
•	spent $0.2 million on property and equipment; and
•	received $12.9 million from the BRMR Merger.

During the six months ended June 30, 2018, we:

•	spent $124.0 million on capital expenditures for oil and gas properties;
•	spent $0.8 million on property and equipment; and
•	received $10.3 million of proceeds relating to the sale of assets.

Net cash provided by financing activities in the six months ended June 30, 2019 was $85.1 million compared to $58.5 million in the six months ended June 30, 2018.

During the six months ended June 30, 2019, we:

•	borrowed $95 million under our revolving credit facility;
•	paid $3.3 million in debt issuance costs associated with the amended and restated Credit Agreement governing our revolving credit facility; and
•	withheld from employees’ shares totaling $6.4 million related to the settlement of equity compensation awards.

During the six months ended June 30, 2018, we:

•	borrowed $60 million under our revolving credit facility;

•	paid $0.1 million in equity issuance costs associated with the Flat Castle Acquisition; and
•	withheld from employees’ shares totaling $1.1 million related to the settlement of equity compensation awards.

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

As of June 30, 2019, we were in compliance with all of our debt covenants under the Credit Agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next 12 months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at June 30, 2019 and December 31, 2018, excluding discount, totaled $638.0 million and $543.0 million, respectively.  Information related to our credit arrangements is described in “Note 10—Debt” to our Consolidated Financial Statements and is incorporated herein by reference.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts that require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of June 30, 2019, we had entered into the following derivative contracts:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	90,000	July 2019 – December 2019	$2.84
	15,000	July 2019 – September 2019	$2.79
Natural Gas Collars:
Floor purchase price (put)	75,000	July 2019 – September 2019	$2.50
Ceiling sold price (call)	75,000	July 2019 – September 2019	$2.87
Floor purchase price (put)	65,000	October 2019 – December 2019	$2.65
Ceiling sold price (call)	65,000	October 2019 – December 2019	$2.96
Floor purchase price (put)	30,000	January 2020 – March 2020	$2.72
Ceiling sold price (call)	30,000	January 2020 – March 2020	$3.15
Floor purchase price (put)	15,000	April 2020 – June 2020	$2.50
Ceiling sold price (call)	15,000	April 2020 – June 2020	$2.80
Floor purchase price (put)	30,000	January 2020 – December 2020	$2.55
Ceiling sold price (call)	30,000	January 2020 – December 2020	$3.00
Natural Gas Three-way Collars:
Floor purchase price (put)	77,500	July 2019 – December 2019	$2.72
Floor sold price (put)	77,500	July 2019 – December 2019	$2.30
Ceiling sold price (call)	77,500	July 2019 – December 2019	$3.04
Floor purchase price (put)	70,000	January 2020 – June 2020	$2.70
Floor sold price (put)	70,000	January 2020 – June 2020	$2.25
Ceiling sold price (call)	70,000	January 2020 – June 2020	$2.98
Floor purchase price (put)	30,000	October 2019 – June 2020	$2.90
Floor sold price (put)	30,000	October 2019 – June 2020	$2.50
Ceiling sold price (call)	30,000	October 2019 – June 2020	$3.15
Floor purchase price (put)	30,000	January 2020 – December 2020	$2.70
Floor sold price (put)	30,000	January 2020 – December 2020	$2.40
Ceiling sold price (call)	30,000	January 2020 – December 2020	$3.05
Natural Gas Call/Put Options:
Call sold	40,000	July 2019 – December 2019	$3.44
Basis Swaps:
Appalachia - Dominion	12,500	July 2019 – October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)
Appalachia - Dominion	20,000	July 2019 – March 2020	$(0.39)
Appalachia - Dominion	17,500	July 2019 – December 2019	$(0.50)

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,500	July 2019 – December 2019	$59.18
	1,000	January 2020 – December 2020	$58.60
Oil Collars:
Floor purchase price (put)	1,500	July 2019 – December 2019	$51.67
Ceiling sold price (call)	1,500	July 2019 – December 2019	$65.92
Floor purchase price (put)	1,000	January 2020 – December 2020	$51.50
Ceiling sold price (call)	1,000	January 2020 – December 2020	$64.25
Floor purchase price (put)	500	July 2019 – March 2020	$60.00
Ceiling sold price (call)	500	July 2019 – March 2020	$67.00
Oil Three-way Collars:
Floor purchase price (put)	2,000	July 2019 – December 2019	$50.00
Floor sold price (put)	2,000	July 2019 – December 2019	$40.00
Ceiling sold price (call)	2,000	July 2019 – December 2019	$60.56
Floor purchase price (put)	2,000	January 2020 – June 2020	$62.50
Floor sold price (put)	2,000	January 2020 – June 2020	$55.00
Ceiling sold price (call)	2,000	January 2020 – June 2020	$74.00

NGL Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Propane Swaps:
	350	July 2019 – December 2019	$39.90

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, J Aron, Morgan Stanley, Capital One N.A., BP Energy Company, KeyBank N.A., NextEra Energy, Inc., Royal Bank of Canada and EDF Energy. We believe all of such institutions currently are an acceptable credit risk. As of June 30, 2019, we did not have any past due receivables from such counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at June 30, 2019 as shown in the following table:

(in thousands)	Hypothetical 10% Increase in Future Prices	Hypothetical 10% Decrease in Future Prices
Natural Gas	$(13,681)	$12,591
NGLs	(145)	146
Oil	(8,290)	7,858

Subsequent to June 30, 2019, we entered into the following derivative instruments to mitigate our exposure to natural gas and oil prices:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	50,000	January 2020 – June 2020	$2.70
	50,000	January 2020 – December 2020	$2.67
Natural Gas Call/Put Options:
Ceiling purchase price (call)	50,000	January 2020 – June 2020	$2.95
Floor sold price (put)	50,000	January 2020 – June 2020	$2.70
Floor sold price (put)	30,000	January 2020 – March 2020	$2.25
Floor sold price (put)	50,000	January 2020 – December 2020	$2.30

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	500	July 2020 – December 2020	$56.25
Oil Collars:
Floor purchase price (put)	500	July 2020 – December 2020	$52.00
Ceiling sold price (call)	500	July 2020 – December 2020	$60.00

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. Our Board of Directors approved an initial capital budget for 2019 of between approximately $375 - $400 million, allocated approximately 90% for drilling and completions activities and approximately 10% for land activities and other capital requirements.  Subsequent to June 30, 2019, the Company reduced its planned drilling activity to one gross operating rig through the remainder of 2019 and in connection therewith reduced its 2019 capital budget by approximately $30 million.  The revised 2019 capital budget is expected to be substantially funded through internally generated cash flows, the Company’s current cash balance, and borrowings under the revolving credit facility.  The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities, additional borrowings under our revolving credit facility or the sale of assets.

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

Capitalization

As of June 30, 2019 and December 31, 2018, our total debt, excluding debt discount and issuance costs, and capitalization were as follows (in millions):

	June 30, 2019	December 31, 2018
Senior unsecured notes	$510.5	$510.5
Revolving credit facility	127.5	32.5
Stockholders' equity	976.8	687.5
Total capitalization	$1,614.8	$1,230.5

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of June 30, 2019 and December 31, 2018, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our Condensed Consolidated Balance Sheet at June 30, 2019 reflects accrued interest payable of $22.4 million, compared to $21.7 million as of December 31, 2018.

Midstream Agreements

As a result of the BRMR Merger, we assumed commitments related to certain firm transportation and gas processing, gathering and compression agreements entered into by Triad Hunter, LLC (“Triad Hunter”), a wholly owned subsidiary of BRMR (See Note 15—Commitments and Contingencies). See our Annual Report on Form 10-K for further discussion of our Midstream Agreements and Other Commitments.

MarkWest Gas Processing Agreement

Triad Hunter is party to a gas processing agreement with MarkWest Liberty Midstream & Resources, L.L.C (“MarkWest”).  The agreement provides for minimum volume commitments of 37,500 Mcf per day and expires in October 2023.  Effective May 1, 2019, this agreement was amended to reflect an adjusted acreage dedication and reduced processing fee.

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

Eureka Midstream Gas Gathering Agreement

Triad Hunter is party to a gas gathering contract with Eureka Midstream. Among other things, the gas gathering contract provides for minimum volume commitments to be determined on a system-wide basis with volume banking, with annual commitments of 210,000 MMBtu per day for 2019 through 2033.  In addition, the contract includes a minimum volume commitment of 50,000 Mcf per day for a compression facility.

In March 2019, Eclipse Resources I, L.P., a wholly owned subsidiary of the Company (“Eclipse I”) became party to a rich gas gathering agreement (firm service – three well pads) with Eureka Midstream, under which Eclipse I committed to the payment of monthly reservation fees for certain maximum daily quantities of gas delivered under this agreement with respect to production from the three well pads in Monroe County, Ohio.  Among other things, the rich gas gathering agreement provides for minimum volume commitments with respect to production from the three wells pads, with annual commitments in the table below:

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

Amended MarkWest Processing Agreement

In June 2019, Eclipse I entered into an agreement with MarkWest for gas processing and fractionation.  This gas processing agreement contains substantially similar terms and conditions as the legacy gas processing agreement previously entered into between Triad Hunter and MarkWest.  In June 2019, Triad Hunter and Eclipse I amended their gas processing agreements with MarkWest.  The amendments were effective as of May 1, 2019 and provide for reduced processing and compression charges as well as firm capacity that increases during the term of the agreements from approximately 150 MMcf to 275 MMcf per day.  These gas processing agreements include a dedication of Marcellus acreage and no minimum volume commitments.  The agreements expire in October 2023.

REX Transportation Agreement

Triad Hunter is party to certain transportation services agreements with Rockies Express Pipeline LLC (“REX”) for the delivery by Triad Hunter and the transportation by REX of natural gas produced by Triad Hunter.  Under the agreements, Triad Hunter committed to purchase 50,000 MMBtu per day of firm transportation through 2031.  In January 2018, Triad Hunter committed to purchase an additional 50,000 MMBtu per day of firm transportation capacity commencing October 1, 2018 and continuing through September 30, 2023.  In April 2019, REX and Triad Hunter agreed to extend the term of the additional 50,000 MMBtu per day of capacity through September 30, 2027.

In connection with its transportation services agreements with REX, Triad Hunter is required to provide credit support, which as of March 31, 2019 consisted of a letter of credit of $20 million and a cash prepayment to REX of $1.4 million.  Triad Hunter was also party to an Asset Management Agreement with BP Energy Company pursuant to which, among other things, BP Energy Company agreed to provide the $20 million letter of credit to REX on behalf of Triad Hunter.  In April 2019, per the terms of the additional 50,000 MMBtu per day of capacity extension, REX and Triad Hunter agreed to reduce the currently held letter of credit to $14.4 million from the previously held $20 million. The $20 million letter of credit posted by BP Energy Company expired on April 28, 2019, and the Company issued the reduced $14.4 million letter of credit under its revolving credit facility (See Note 10—Debt).  Triad Hunter still maintains a $1.4 million cash prepayment with REX.

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

Interest Rates

At June 30, 2019 and December 31, 2018, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bore interest at a fixed cash rate of 8.875% and was due semi-annually from the date of issuance.

At June 30, 2019, we had outstanding borrowings of $127.5 million under our revolving credit facility with interest payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.  We had outstanding borrowings of $32.5 million under our revolving credit facility as of December 31, 2018.

Information related to our interest rates is described in “Note 10—Debt” to our Consolidated Financial Statements and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, which are described above under “—Cash Contractual Obligations.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ thousands	2019	2018	2019	2018
Net income (loss)	$27,512	$(19,036)	$13,414	$(21,660)
Depreciation, depletion, amortization and accretion	38,597	32,922	68,494	64,233
Exploration expense	15,193	9,620	31,981	24,898
Stock-based compensation	552	1,979	6,553	3,960
(Gain) loss on sale of assets	1	(1,553)	2	(1,820)
(Gain) loss on derivative instruments	(29,738)	16,577	(24,808)	20,792
Net cash receipts (payments) on settled derivatives	2,440	(2,488)	(746)	(2,347)
Interest expense, net	15,109	13,092	28,949	26,043
Other income	(8)	—	(8)	—
Merger-related expenses	3,938	—	18,521	—
Income from discontinued operations	(2,705)	—	(2,523)	—
Adjusted EBITDAX	$70,891	$51,113	$139,829	$114,099

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

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of June 30, 2019, we had economic hedges in place with eight counterparties. The fair value of our commodity derivative contracts of approximately $21.7 million at June 30, 2019 includes the following values by bank counterparty: Bank of Montreal $4.5 million; KeyBank N.A. ($0.4) million; Morgan Stanley ($1.1) million; Capital One N.A. $4.5 million; BP Energy Company $1.4 million; J Aron $8.9 million; NextEra Energy, Inc. $1.7 million; and EDF Energy $2.2 million. The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at June 30, 2019 for each of the banks. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2019, we did not have past-due receivables from, or payables to, any of our counterparties under our derivative contracts, nor are they required to provide credit support to us.

We are also subject to credit risk due to concentration of our receivables from several significant customers for sales of natural gas. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

10.1†

Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and John K. Reinhart (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2019).

10.2†

Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and Michael L. Hodges (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2019).

10.3†

Executive Employment Agreement, effective as of June 25, 2019, by and between Montage Resources Corporation and Timothy J. Loos (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

10.4†*	Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and Oleg E. Tolmachev.

10.5†*	Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and Matthew H. Rucker.

10.6†*	Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and Paul M. Johnston.

10.7†	Montage Resources Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

10.8†*	Montage Resources Corporation Non-Employee Director Compensation Policy.

10.9†*	Restricted Stock Award Agreement, effective as of February 28, 2019, by and between Montage Resources Corporation and Oleg E. Tolmachev.

10.10†*	Form of Restricted Stock Award Agreement for Non-Employee Directors.

10.11†	Form of Restricted Stock Unit Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

10.12†	Form of Performance Unit Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Montage Resources Corporation agrees to furnish a copy of such schedules, or any section thereof, to the SEC upon request.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
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

August 8, 2019	MONTAGE RESOURCES CORPORATION (Registrant)

/s/ John K. Reinhart
John K. Reinhart,
President and Chief Executive Officer

/s/ Michael L. Hodges
Michael L. Hodges,
Executive Vice President and Chief Financial Officer