Form 10-Q
period 2019-09-30
Montage Resources Corp
filed 2019-11-08
CIK 1600470

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of the registrant’s common stock outstanding at November 4, 2019: 35,809,858 shares

MONTAGE RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income or losses, projected costs and capital expenditures, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “plan,” “would,” “could,” “endeavor,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are or were, when made, based on our current expectations and assumptions about future events and are or were, when made, based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019.

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

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,531	$5,959
Accounts receivable	77,154	119,332
Assets held for sale	1,485	—
Other current assets	35,239	8,639
Total current assets	125,409	133,930

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method:
Unproved properties	520,941	482,475
Proved oil and gas properties, net	1,210,876	807,583
Other property and equipment, net	12,349	6,300
Total property and equipment, net	1,744,166	1,296,358

OTHER NONCURRENT ASSETS
Other assets	9,278	3,481
Operating lease right-of-use assets	42,936	—
Assets held for sale	8,724	—
TOTAL ASSETS	$1,930,513	$1,433,769

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$122,141	$116,735
Accrued capital expenditures	51,785	12,979
Accrued liabilities	52,081	56,909
Accrued interest payable	11,137	21,661
Liabilities associated with assets held for sale	4,568	—
Operating lease liability	12,889	—
Total current liabilities	254,601	208,284

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	499,848	497,778
Revolving credit facility	127,500	32,500
Asset retirement obligations	27,169	7,110
Other liabilities	2,296	611
Operating lease liability	30,185	—
Liabilities associated with assets held for sale	6,900	—
Total liabilities	948,499	746,283
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 35,756,088 and 20,169,063 shares issued and outstanding, respectively	382	3,043
Additional paid in capital	2,350,072	2,065,119
Treasury stock, shares at cost; 2,488,525 and 1,747,624 shares, respectively	(8,819)	(3,357)
Accumulated deficit	(1,359,621)	(1,377,319)
Total stockholders’ equity	982,014	687,486
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,930,513	$1,433,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Natural gas, oil and natural gas liquids sales	$153,021	$127,179	$428,278	$340,620
Brokered natural gas and marketing revenue	10,228	2,944	31,747	3,318
Other revenue	46	—	307	—
Total revenues	163,295	130,123	460,332	343,938

OPERATING EXPENSES
Lease operating	11,986	5,312	29,651	22,026
Transportation, gathering and compression	57,027	39,066	150,065	98,126
Production and ad valorem taxes	1,660	2,604	8,519	7,226
Brokered natural gas and marketing expense	10,574	3,237	32,017	3,715
Depreciation, depletion, amortization and accretion	45,456	34,439	113,950	98,672
Exploration	16,621	11,328	48,602	36,227
General and administrative	14,580	12,937	57,074	33,391
Rig termination and standby	1,221	—	1,221	—
(Gain) loss on sale of assets	(733)	6	(731)	(1,814)
Other expense	2	—	40	—
Total operating expenses	158,394	108,929	440,408	297,569
OPERATING INCOME	4,901	21,194	19,924	46,369
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	15,812	(3,263)	40,620	(24,055)
Interest expense, net	(15,192)	(13,932)	(44,140)	(39,975)
Other income (expense)	—	(1)	8	(1)
Total other income (expense), net	620	(17,196)	(3,512)	(64,031)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,521	3,998	16,412	(17,662)
Income tax benefit (expense)	—	—	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,521	3,998	16,412	(17,662)
Income (loss) from discontinued operations, net of income tax	(1,237)	—	1,286	—
NET INCOME (LOSS)	$4,284	$3,998	$17,698	$(17,662)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic:
Weighted average common stock outstanding	35,684	20,144	32,343	19,947
Income (loss) from continuing operations	$0.15	$0.20	$0.51	$(0.89)
Income (loss) from discontinued operations	(0.03)	—	0.04	—
Net income (loss)	$0.12	$0.20	$0.55	$(0.89)

Diluted:
Weighted average common stock outstanding	35,697	20,170	32,471	19,947
Income (loss) from continuing operations	$0.15	$0.20	$0.51	$(0.89)
Income (loss) from discontinued operations	(0.03)	—	0.04	—
Net income (loss)	$0.12	$0.20	$0.55	$(0.89)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2017	17,516,024	$2,637	$1,967,958	$(2,096)	$(1,396,145)	$572,354
Stock-based compensation	—	—	1,981	—	—	1,981
Equity issuance costs	—	—	(145)	—	—	(145)
Shares of common stock issued in asset acquisition, net of equity issuance costs	2,521,573	378	89,642	—	—	90,020
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	80,477	18	(18)	(935)	—	(935)
Net loss	—	—	—	—	(2,624)	(2,624)
Balances, March 31, 2018	20,118,074	$3,033	$2,059,418	$(3,031)	$(1,398,769)	$660,651
Stock-based compensation	—	—	1,979	—	—	1,979
Equity issuance costs	—	—	(25)	—	—	(25)
Issuance of restricted stock	15,476	2	(2)	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	21,452	5	(5)	(205)	—	(205)
Net loss	—	—	—	—	(19,036)	(19,036)
Balances, June 30, 2018	20,155,002	$3,040	$2,061,365	$(3,236)	$(1,417,805)	$643,364
Stock-based compensation	—	—	2,171	—	—	2,171
Equity issuance costs	—	—	(137)	—	—	(137)
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	14,061	3	(3)	(121)	—	(121)
Net income	—	—	—	—	3,998	3,998
Balances, September 30, 2018	20,169,063	$3,043	$2,063,396	$(3,357)	$(1,413,807)	$649,275

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2018	20,169,063	$3,043	$2,065,119	$(3,357)	$(1,377,319)	$687,486
Stock-based compensation	—	—	6,001	—	—	6,001
Equity issuance costs	—	—	(30)	—	—	(30)
Shares of common stock issued in merger, net of equity issuance costs	15,013,520	150	275,609	—	—	275,759
Reverse split 1:15	—	(2,833)	2,833	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	499,897	22	(5)	(5,411)	—	(5,394)
Net loss	—	—	—	—	(14,098)	(14,098)
Balances, March 31, 2019	35,682,480	$382	$2,349,527	$(8,768)	$(1,391,417)	$949,724
Stock-based compensation	—	—	552	—	—	552
Equity issuance costs	—	—	(925)	—	—	(925)
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	4,727	—	—	$(26)	—	(26)
Net income	—	—	—	—	27,512	27,512
Balances, June 30, 2019	35,687,207	$382	$2,349,154	$(8,794)	$(1,363,905)	$976,837
Stock-based compensation	—	—	1,061	—	—	1,061
Issuance of restricted stock	50,568	—	—	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	18,313	—	(143)	(25)	—	(168)
Net income	—	—	—	—	4,284	4,284
Balances, September 30, 2019	35,756,088	$382	$2,350,072	$(8,819)	$(1,359,621)	$982,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,698	$(17,662)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion, amortization and accretion	114,331	98,672
Exploration expense	36,193	20,827
Stock-based compensation	7,614	6,131
Net cash for plugging wells	(444)	—
(Gain) loss on derivative instruments	(40,620)	24,055
Net cash receipts (payments) on settled derivatives	11,072	(7,724)
Gain on sale of assets	(734)	(1,814)
Amortization of deferred financing costs	2,160	1,677
Amortization of debt discount	998	995
Changes in operating assets and liabilities:
Accounts receivable	68,056	(48,601)
Other assets	619	(2,144)
Accounts payable and accrued liabilities	(40,634)	18,989
Net cash provided by operating activities	176,309	93,401
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(268,768)	(210,612)
Capital expenditures for other property and equipment	(576)	(892)
Proceeds from sale of assets	1,810	10,348
Cash proceeds from merger	12,894	—
Change in deposits and other long-term assets	(53)	—
Net cash used in investing activities	(254,693)	(201,156)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(4,242)	(108)
Repayments of long-term debt	(260)	(381)
Proceeds from revolving credit facility	95,000	99,000
Equity issuance costs	(31)	(307)
Employee tax withholding for settlement of equity compensation awards	(6,511)	(1,261)
Net cash provided by financing activities	83,956	96,943
Net increase (decrease) in cash and cash equivalents	5,572	(10,812)
Cash and cash equivalents at beginning of period	5,959	17,224
Cash and cash equivalents at end of period	$11,531	$6,412
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$51,280	$49,280
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$1,006	$388
Additions of other property through debt financing	$—	$174
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$16,583	$3,988
Asset acquisition through stock issuance	$—	$90,020
BRMR Merger consideration	$275,759	$—

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company did not deem any of its accounts receivables to be uncollectible as of September 30, 2019 or December 31, 2018.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	September 30, 2019	December 31, 2018
Oil and natural gas properties:
Unproved	$520,941	$482,475
Proved	2,702,202	2,188,233
Gross oil and natural gas properties	3,223,143	2,670,708
Less accumulated depreciation, depletion and amortization	(1,491,326)	(1,380,650)
Oil and natural gas properties, net	1,731,817	1,290,058
Other property and equipment	21,935	14,460
Less accumulated depreciation	(9,586)	(8,160)
Other property and equipment, net	12,349	6,300
Property and equipment, net	$1,744,166	$1,296,358

Exploration expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property, and not subject to depletion, but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

Other Property and Equipment

Other property and equipment includes land, buildings, leasehold improvements, vehicles, computer equipment and software, telecommunications equipment, and furniture and fixtures. These items are recorded at cost, or fair value if acquired through a business acquisition.

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

Disaggregation of Revenue

The following table illustrates the revenue disaggregated by type for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues (in thousands)
Natural gas sales	$87,841	$65,756	$264,030	$178,648
NGL sales	20,200	25,074	60,841	63,520
Oil sales	44,980	36,349	103,407	98,452
Brokered natural gas and marketing revenue	10,228	2,944	31,747	3,318
Other revenue	46	—	307	—
Total revenues	$163,295	$130,123	$460,332	$343,938

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

For any product sales that have a contract term greater than one year, the Company has also utilized the practical expedient that states that it is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.  Under these product sales contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.  Currently, any product sales that have a contractual term greater than one year have no long-term fixed considerations.

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $57.2 million and $94.1 million at September 30, 2019 and December 31, 2018, respectively.

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances (if any), by product or service as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Receivables by product or service:
Sale of oil and natural gas and related products and services	$57,245	$94,107
Joint interest owners	16,305	24,830
Derivatives	366	372
Other	3,238	23
Total	$77,154	$119,332

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the States of Ohio, Pennsylvania and West Virginia. As a general policy, collateral is not required for receivables, but customers’ financial condition and creditworthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of the counterparties to these derivative instruments. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. Such counterparties are not required to provide credit support to the Company. The fair value of the Company’s unsettled commodity derivative contracts was a net asset position of $28.1 million and $5.7 million at September 30, 2019 and December 31, 2018, respectively. Other than as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s derivative contracts. As of September 30, 2019 and December 31, 2018, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion, Amortization and Accretion

Oil and Natural Gas Properties

Depreciation, depletion, amortization and accretion (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties, including accretion expense, totaled approximately $44.9 million and $34.0 million for the three months ended September 30, 2019 and 2018, respectively, and $112.4 million and $97.3 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from five to 40 years. Depreciation totaled approximately $0.6 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively. This amount is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations.

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

The review for impairment of the Company’s oil and gas properties is performed by determining whether the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  There were no impairments of proved properties for the three or nine months ended September 30, 2019 or the three or nine months ended September 30, 2018.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $14.1 million and $7.0 million for the three months ended September 30, 2019 and 2018, respectively, and $36.2 million and $20.6 million for the nine months ended September 30, 2019 and 2018, respectively. These costs are included in exploration expense in the Condensed Consolidated Statements of Operations.

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

The following table sets forth the changes in the Company’s ARO liability for the nine months ended September 30, 2019 (in thousands):

Nine Months Ended September 30, 2019
Asset retirement obligations, beginning of period	$7,110
Accretion	1,688
Additional liabilities incurred	267
Obligation for wells acquired	20,188
Obligation for wells drilled	445
Liabilities settled via plugging	(387)
Less: current ARO portion (accrued liabilities)	(2,142)
Asset retirement obligations, end of period	$27,169

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

The Company adopted these standards effective January 1, 2019 using the optional transition method of adoption. The Company implemented a third-party-sponsored lease accounting information system to facilitate the accounting and financial reporting requirements, and implemented processes and controls to review new contracts and modifications to existing contracts that contain lease components for appropriate accounting treatment.  See Note 7 – Leases for the disclosures required by the standards.

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

As a result of the BRMR Merger, each share of common stock, par value $0.01 per share, of BRMR issued and outstanding immediately prior to the effective time of the BRMR Merger (the “Effective Time”), excluding certain Excluded Shares (as such term is defined in the Merger Agreement), was converted into the right to receive from the Company 0.29506 of a validly issued, fully-paid, and nonassessable share of common stock, par value $0.01 per share, of the Company. The exchange ratio reflects an adjustment to account for the 15-to-1 reverse stock split (See Note 13— Net Income (Loss) Per Share). Former stockholders of BRMR received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the BRMR Merger. In addition, upon completion of the BRMR Merger, all shares of BRMR restricted stock and all BRMR restricted stock units and performance interest awards were converted into the right to receive shares of common stock of the Company or cash, in each case as specified in the Merger Agreement.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2019	2018	2019	2018
Pro forma total revenues	$163,294	$176,925	$502,989	$451,761
Pro forma net income (loss)	$8,220	$10,127	$26,638	$(30,160)
Pro forma net income (loss) per share (basic and diluted)	$0.23	$0.28	$0.75	$(0.85)

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

During the nine months ended September 30, 2019, the Company received $1.8 million from acreage trades from various working interest owners which resulted in a gain of approximately $0.7 million.

Note 6—Assets Held for Sale and Discontinued Operations

Assets Held for Sale

As a result of the BRMR Merger, the Company acquired certain assets that met the criteria for assets held for sale at the acquisition date, comprised of the net assets of Magnum Hunter Production, Inc. (“MHP”), a wholly-owned subsidiary of BRMR.  These assets are located primarily in Kentucky and Tennessee.

The following summarizes assets and liabilities held for sale at September 30, 2019:

(in thousands)	September 30, 2019
Accounts receivable	$605
Other current assets	880
Total current assets held for sale	$1,485

Proved oil and gas properties, net	$8,552
Other noncurrent assets	172
Total noncurrent assets held for sale	$8,724

Accounts payable	$3,489
Accrued liabilities	525
Other current liabilities	554
Total current liabilities associated with assets held for sale	$4,568

Asset retirement obligations	$6,346
Other liabilities	554
Total noncurrent liabilities associated with assets held for sale	$6,900

Discontinued Operations

The Company determined that the planned divestiture of MHP met the assets held for sale criteria and the criteria for classification as discontinued operations as of September 30, 2019.  The Company included the results of operations for MHP for the three and nine months ended September 30, 2019 in discontinued operations as follows:

(in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Revenues	$1,874	$5,402
Depreciation, depletion, amortization and accretion	(168)	(380)
Other operating expenses	(2,943)	(3,738)
Other income	—	2
Income (loss) from discontinued operations, net of tax	(1,237)	1,286
Gain on disposal of discontinued operations, net of tax	—	—
Income (loss) from discontinued operations, net of tax	$(1,237)	$1,286

The Company had maintained an accrued liability of $3.5 million related to litigation involving MHP and a third-party regarding certain royalty and overriding royalty deductions and related payments under several farm-out agreements.  The litigation concluded in April 2019 and, as a result, the Company removed the accrued liability and recognized corresponding income from discontinued operations for the nine months ended September 30, 2019.

Total operating and investing cash flows of discontinued operations for the nine months ended September 30, 2019 were as follows:

(in thousands)	For the Nine Months Ended September 30, 2019
Net cash provided by operating activities	$1,189
Net cash provided by investing activities	$14

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

As discussed in Note 3—Summary of Significant Accounting Policies, the Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 “Leases (Topic 842)” on January 1, 2019 using the optional transition method of adoption.  The Company elected a package of practical expedients that together allows an entity to not reassess (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs.  In addition, the Company elected the following practical expedients for all asset classes: (i) to not reassess certain land easements, (ii) to not apply the recognition requirements under the standard to short-term leases, and (iii) to combine and account for lease and nonlease contract components as a lease, which requires the capitalization of fixed nonlease payments on January 1, 2019 or lease effective date and recognition of variable nonlease payments as variable lease expense.

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

The Company incurred $4.3 million and $12.2 million in operating lease cost during the three and nine months ended September 30, 2019, respectively.  The operating lease right-of-use assets were reported in other noncurrent assets and the current and noncurrent portions of the operating lease liabilities were reported in current liabilities and noncurrent liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2019, the operating right-of-use assets were $42.9 million and operating lease liabilities were $43.1 million, of which $12.9 million was classified as current. As of September 30, 2019, the weighted average remaining lease term was 4.0 years and the weighted average discount rate was 5.4%.

Supplemental cash flow information related to the Company’s operating leases is included in the table below (in thousands):

For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,851
Investing cash flows for operating leases	$8,394
ROU assets added in exchange for lease obligations (upon adoption)	$10,434
ROU assets and lease obligations acquired in BRMR Merger	$7,900
ROU assets added in exchange for lease obligations, net of terminations (since adoption)	$34,331

The Company’s lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of 2019	$3,653
2020	15,034
2021	13,616
2022	6,158
2023	4,259
Thereafter	5,424
Total lease payments	$48,144
Less imputed interest	(5,070)
Total lease liability	$43,074

Note 8—Derivative Instruments

Commodity Derivatives

The Company is exposed to market risk from changes in energy commodity prices within its operations. The Company utilizes derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of natural gas and oil. The Company currently uses a mix of over-the-counter fixed price swaps, basis swaps, options and collars to manage its exposure to commodity price fluctuations. All of the Company’s derivative instruments are used for risk management purposes and none are held for trading or speculative purposes.

The Company is exposed to credit risk in the event of non-performance by counterparties. To mitigate this risk, the Company enters into derivative contracts only with counterparties that are rated “A” or higher by S&P or Moody’s. The creditworthiness of counterparties is subject to periodic review. As of September 30, 2019, the Company’s derivative instruments were with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, EDF Energy, J Aron, KeyBank N.A., Morgan Stanley, NextEra Energy, Inc., Royal Bank of Canada, and Wells Fargo. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of September 30, 2019, for future production periods:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	120,000	October 2019 – December 2019	$2.80
	50,000	January 2020 – December 2020	$2.67
	20,000	January 2020 – March 2020	$2.80
	50,000	January 2020 – June 2020	$2.70
	20,000	April 2020 – June 2020	$2.75
	30,000	July 2020 – December 2020	$2.60
Natural Gas Collars:
Floor purchase price (put)	95,000	October 2019 – December 2019	$2.60
Ceiling sold price (call)	95,000	October 2019 – December 2019	$2.91
Floor purchase price (put)	50,000	January 2020 – December 2020	$2.49
Ceiling sold price (call)	50,000	January 2020 – December 2020	$2.88
Floor purchase price (put)	30,000	January 2020 – March 2020	$2.65
Ceiling sold price (call)	30,000	January 2020 – March 2020	$2.98
Floor purchase price (put)	15,000	April 2020 – June 2020	$2.50
Ceiling sold price (call)	15,000	April 2020 – June 2020	$2.80
Natural Gas Three-way Collars:
Floor purchase price (put)	77,500	October 2019 – December 2019	$2.72
Floor sold price (put)	77,500	October 2019 – December 2019	$2.30
Ceiling sold price (call)	77,500	October 2019 – December 2019	$3.04
Floor purchase price (put)	30,000	January 2020 – December 2020	$2.70
Floor sold price (put)	30,000	January 2020 – December 2020	$2.40
Ceiling sold price (call)	30,000	January 2020 – December 2020	$3.05
Floor purchase price (put)	30,000	January 2020 – March 2020	$2.72
Floor sold price (put)	30,000	January 2020 – March 2020	$2.25
Ceiling sold price (call)	30,000	January 2020 – March 2020	$3.15
Floor purchase price (put)	20,000	January 2020 – June 2020	$2.70
Floor sold price (put)	20,000	January 2020 – June 2020	$2.25
Ceiling sold price (call)	20,000	January 2020 – June 2020	$3.05
Floor purchase price (put)	30,000	October 2019 – June 2020	$2.90
Floor sold price (put)	30,000	October 2019 – June 2020	$2.50
Ceiling sold price (call)	30,000	October 2019 – June 2020	$3.15
Natural Gas Call/Put Options:
Ceiling sold price (call)	40,000	October 2019 – December 2019	$3.44
Floor sold price (put)	50,000	January 2020 – December 2020	$2.30
Floor sold price (put)	50,000	January 2020 – June 2020	$2.25
Swaption sold price (call)	50,000	January 2021 – December 2021	$2.75
Swaption sold price (call)	50,000	January 2022 – December 2022	$3.00
Basis Swaps:
Appalachia - Dominion	12,500	October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)
Appalachia - Dominion	20,000	October 2019 – March 2020	$(0.39)
Appalachia - Dominion	17,500	October 2019 – December 2019	$(0.50)

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,500	October 2019 – December 2019	$59.18
	1,000	January 2020 – December 2020	$58.60
	1,000	July 2020 – December 2020	$56.53
Oil Collars:
Floor purchase price (put)	1,500	October 2019 – December 2019	$51.67
Ceiling sold price (call)	1,500	October 2019 – December 2019	$65.92
Floor purchase price (put)	1,000	January 2020 – December 2020	$51.50
Ceiling sold price (call)	1,000	January 2020 – December 2020	$64.25
Floor purchase price (put)	500	July 2020 – December 2020	$52.00
Ceiling sold price (call)	500	July 2020 – December 2020	$60.00
Floor purchase price (put)	500	October 2019 – March 2020	$60.00
Ceiling sold price (call)	500	October 2019 – March 2020	$67.00
Oil Three-way Collars:
Floor purchase price (put)	2,000	October 2019 – December 2019	$50.00
Floor sold price (put)	2,000	October 2019 – December 2019	$40.00
Ceiling sold price (call)	2,000	October 2019 – December 2019	$60.56
Floor purchase price (put)	2,000	January 2020 – June 2020	$62.50
Floor sold price (put)	2,000	January 2020 – June 2020	$55.00
Ceiling sold price (call)	2,000	January 2020 – June 2020	$74.00
Oil Call/Put Options:
Swaption sold price (call)	500	January 2021 – December 2021	$56.80

NGL Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Propane Swaps:
	350	October 2019 – December 2019	$39.90

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the Condensed Consolidated Balance Sheets (in thousands). None of the derivative instruments are designated as a hedge for accounting purposes.

As of September 30, 2019	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$32,344	$(3,279)	29,065	Other current assets
Commodity derivatives - noncurrent	2,816	(699)	2,117	Other assets
Total assets	$35,160	$(3,978)	$31,182

Liabilities
Commodity derivatives - current	$(4,232)	$3,279	$(953)	Accrued liabilities
Commodity derivatives - noncurrent	(2,804)	699	(2,105)	Other liabilities
Total liabilities	$(7,036)	$3,978	$(3,058)

As of December 31, 2018	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$4,960	$(845)	$4,115	Other current assets
Commodity derivatives - noncurrent	1,910	—	1,910	Other assets
Total assets	$6,870	$(845)	$6,025

Liabilities
Commodity derivatives - current	$(845)	$845	$—	Accrued liabilities
Commodity derivatives - noncurrent	(326)	—	(326)	Other liabilities
Total liabilities	$(1,171)	$845	$(326)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Commodity derivatives	Gain (loss) on derivative instruments	$15,812	$(3,263)	$40,620	$(24,055)

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

	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2019: (in thousands)
Commodity derivative instruments	$—	$28,124	$—	$28,124
Total	$—	$28,124	$—	$28,124
As of December 31, 2018: (in thousands)
Commodity derivative instruments	$—	$5,699	$—	$5,699
Total	$—	$5,699	$—	$5,699

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

Note 10—Debt

8.875% Senior Unsecured Notes Due 2023

On July 6, 2015, the Company issued $550 million in aggregate principal amount of 8.875% senior unsecured notes due 2023 at an issue price of 97.903% of the principal amount of the notes, plus accrued and unpaid interest, if any, to Deutsche Bank Securities Inc. and other initial purchasers. In this private offering, the senior unsecured notes were sold for cash to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. Upon closing, the Company received proceeds of approximately $525.5 million, after deducting original issue discount, the initial purchasers’ discounts and estimated offering expenses, of which the Company used approximately $510.7 million to finance the redemption of all of its outstanding senior PIK notes. The Company used the remaining net proceeds to fund its capital expenditure plan and for general corporate purposes.

During the three and nine months ended September 30, 2019, the Company amortized $0.9 million and $3.2 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.  The Company amortized $0.9 million and $2.7 million of deferred financing costs and debt discount to interest expense using the effective interest method for the three and nine months ended September 30, 2018, respectively.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at September 30, 2019.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes at September 30, 2019 was $390.7 million.

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

On February 24, 2016, the Company amended the Credit Agreement to, among other things, adjust the quarterly minimum interest coverage ratio, which is the ratio of EBITDAX to Cash Interest Expense (as such terms are defined in the Credit Agreement), and to permit the sale of certain conventional properties. The amendment to the Credit Agreement also increased the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.5%.

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

On September 19, 2019, the Company entered into an additional amendment to the Credit Agreement to, among other things, confirm the redetermination of the borrowing base under the Credit Agreement, which increased the borrowing base from $400 million to $500 million.

At September 30, 2019, the borrowing base was $500 million and the Company had $127.5 million in outstanding borrowings under the revolving credit facility. After giving effect to outstanding letters of credit issued by the Company totaling $29.2 million and the outstanding borrowings of $127.5 million, the Company had available borrowing capacity under the revolving credit facility of $343.3 million at September 30, 2019.

The revolving credit facility is secured by mortgages on 85% of the value of the Company’s proved reserves and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of September 30, 2019. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.375%-0.500% of the unused facility based on utilization.

Note 11—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code, as amended (“the Code”), under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(k) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense related to matching contributions, classified under general and administrative, of $0.3 million for each of the three months ended September 30, 2019 and 2018, and $0.8 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 12—Stock-Based Compensation

At the Company’s 2019 Annual Meeting of Stockholders held on June 14, 2019, the Company’s stockholders approved the Company’s 2019 Long-Term Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s Board of Directors.  The 2019 Plan replaces the Company’s 2014 Long-Term Incentive Plan, as amended (the “Prior Plan”).  Upon stockholder approval, (i) the 2019 Plan became effective, and (ii) the Prior Plan terminated and no additional awards will be granted under the Prior Plan; provided that awards outstanding under the Prior Plan as of the date the 2019 Plan became effective will remain in full force and effect under the Prior Plan according to their respective terms.

The Company is authorized to grant up to 2,650,000 shares of common stock under the 2019 Plan.  The 2019 Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 1,778,895 shares were available for future grants under the Plan as of September 30, 2019.

Stock-based compensation expense was as follows for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units	$445	$1,026	$3,773	$3,164
Performance units	374	1,047	3,364	2,685
Restricted and unrestricted stock	242	98	477	282
Total expense	$1,061	$2,171	$7,614	$6,131

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of September 30, 2019, there was $2.8 million of total unrecognized compensation cost related to outstanding restricted stock units. The weighted average period for the shares to vest is approximately two years. A summary of employee restricted stock unit awards activity during the nine months ended September 30, 2019 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2018	233,960	$29.27	$3,685
Granted	407,714	6.46
Vested	(212,140)	28.71
Forfeited	(485)	31.78
Total awarded and unvested, September 30, 2019	429,049	$7.86	$1,622

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (as defined in the award agreements), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of September 30, 2019, there was $2.0 million of total unrecognized compensation cost related to outstanding performance units. The weighted average period for the shares to vest is approximately two years. A summary of performance stock unit awards activity during the nine months ended September 30, 2019 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2018	346,589	$27.68	$716
Granted	255,419	7.25
Vested	(270,068)	27.57
Forfeited	(16,483)	24.60
Total awarded and unvested, September 30, 2019	315,457	$11.39	$—

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk free rate and a volatility estimate tied to the Company’s stock price.  Prior to 2018, the volatility estimate was tied to the Company’s public peer group.  The following table presents the assumptions used to determine the fair value for performance stock units granted during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Volatility	65.10%	89.70%
Risk-free interest rate	1.83%	2.37%

Restricted and Unrestricted Stock

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

Effective February 28, 2019, the Company issued an aggregate of 70,409 restricted shares of common stock to two of its officers in connection with retention bonus arrangements entered into between the Company and each of these officers.  Twenty-five percent of the restricted shares vested on August 28, 2019, and the remaining 75% of the restricted shares vest in substantially equal installments on February 28, 2020, August 28, 2020 and February 28, 2021.

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

Pursuant to the Company’s Non-Employee Director Compensation Policy, on August 2, 2019, the Company issued an aggregate of 26,935 unrestricted shares of common stock to four of the non-employee members of its Board of Directors.

Note 13—Net Income (Loss) Per Share

Net Income (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with any stock awards that have been granted to directors and employees. In accordance with FASB ASC Topic 260, awards of non-vested shares shall be considered to be outstanding as of the grant date for purposes of computing diluted EPS even though the awards are contingent upon vesting. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is antidilutive.

Reverse Stock Split

Effective immediately prior to the Effective Time on February 28, 2019 (See Note 4— Acquisitions), the Company effected a 15-to-1 reverse stock split of its common stock.  Holders of shares of the Company’s common stock immediately prior to the Effective Time received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the reverse stock split. The reverse stock split lowered the par value to reflect the reduced shares with the offset to additional paid-in-capital.  The table below retroactively reflects, in accordance with ASC 505 “Equity,” the reverse stock split that occurred on February 28, 2019 for the three and nine months ended September 30, 2018.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(in thousands, except per share data)	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income, shares, basic	$4,284	35,684	$0.12	$3,998	20,144	$0.20
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	13		—	26
Diluted:
Net income, shares, diluted	$4,284	35,697	$0.12	$3,998	20,170	$0.20

	Nine Months Ended September 30,
(in thousands, except per share data)	2019			2018
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net income (loss), shares, basic	$17,698	32,343	$0.55	$(17,662)	19,947	$(0.89)
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	127		—	—
Diluted:
Net income (loss), shares, diluted	$17,698	32,471	$0.55	$(17,662)	19,947	$(0.89)

Note 14—Related Party Transactions

During the three and nine months ended September 30, 2018, the Company incurred approximately $0.2 million and $0.5 million, respectively, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which were owned by the Company’s former Chairman, President and Chief Executive Officer.  The Company incurred less than $0.1 million during the nine months ended September 30, 2019, and during the three months ended September 30, 2019, the Company did not incur any expense related to such flight charter services.  The fees were paid in accordance with a standard service contract that did not obligate the Company to any minimum terms.  The Company no longer utilizes any flight charter services under this arrangement.

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

During the nine months ended September 30, 2019, the Company removed an accrued liability related to certain litigation involving MHP (See Note 6— Assets Held for Sale and Discontinued Operations).

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

(i)

Firm transportation - Firm transportation agreements with various pipelines to facilitate the delivery of production to market. These contracts commit the Company to transport minimum daily natural gas volumes at a negotiated rate or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent the minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its Consolidated Financial Statements its proportionate share of costs based on its working interest.

(ii)

Gas processing, gathering, and compression services - Contractual commitments for gas processing, gathering and compression service agreements represent minimum commitments under long-term gas processing and gathering agreements as well as various gas compression agreements. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its Consolidated Financial Statements its proportionate share of costs based on its working interest.

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

As a result of the BRMR Merger, BRMR’s pre-acquisition tax loss carryforward (“NOL”) and other tax attributes will be subject to limitation in accordance with ownership change rules under Code section 382, and the Company will have an ownership change which would similarly limit its ability to use pre-acquisition NOLs and other tax attributes.  The Company is still evaluating the impact that Code section 382 will have on both the acquired BRMR tax attributes as well as the Company’s pre-acquisition tax attributes.

Note 17—Subsidiary Guarantors

Each subsidiary of the Company that guarantees the Company’s revolving credit facility is required to fully and unconditionally, jointly and severally, guarantee the Company’s 8.875% senior unsecured notes.  Each such subsidiary of the Company in existence immediately prior to the BRMR Merger guaranteed the Company’s 8.875% senior unsecured notes.  As a result of the BRMR Merger, and within the timeframe required by the indenture governing the Company’s 8.875% senior unsecured notes, the Company caused BRMR and each of its subsidiaries that guaranteed the Company’s revolving credit facility to guarantee the Company’s 8.875% senior unsecured notes (See Note 10—Debt). Montage Resources Corporation, standing alone, has no independent operations or (other than its equity interests in its subsidiaries) material assets. The Company’s wholly owned subsidiary guarantors are not restricted from transferring funds to Montage Resources Corporation or other wholly owned subsidiary guarantors. The Company’s wholly owned subsidiaries do not have any restricted net assets.

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

As of September 30, 2019, we had assembled an acreage position approximating 236,700 net acres in Eastern Ohio, 44,600 net acres in Pennsylvania, and 49,700 net acres in West Virginia, which excludes any acreage currently pending title.

Approximately 224,300 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 92,500 net acres of stacked pay opportunity are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio and West Virginia within what we refer to as our Marcellus Area. We are the operator of approximately 98% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of September 30, 2019, we were operating one horizontal rig. We had average daily production for the three months ended September 30, 2019 of approximately 621.7 MMcfe comprised of approximately 76% natural gas, 14% NGLs and 10% oil.

The net assets of our subsidiary, Magnum Hunter Production, Inc. (“MHP”), are classified as assets held for sale and liabilities associated with assets held for sale as of September 30, 2019.  All operations of MHP are reflected as discontinued operations for all periods presented.

How We Evaluate Our Operations

In evaluating our current and future financial results, we focus on production and revenue growth, lease operating expense, general and administrative expense (both before and after non-cash stock compensation expense and other unusual or infrequent items) and operating margin per unit of production. In addition to these metrics, we use Adjusted EBITDAX, a non-GAAP measure, to evaluate our financial results. We define Adjusted EBITDAX as net income (loss) before interest expense or interest income; income taxes; write-down of abandoned leases; impairments; depreciation, depletion, amortization and accretion (“DD&A”); amortization of deferred financing costs; gain (loss) on derivative instruments, net cash receipts (payments) on settled derivative instruments, and premiums (paid) received on options that settled during the period; non-cash compensation expense; gain or loss from sale of interest in gas properties; exploration expenses; and other unusual or infrequent items. Adjusted EBITDAX is not a measure of net income as determined by generally accepted accounting principles in United States, or “U.S. GAAP.”  See —Non-GAAP Financial Measure for more information.

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

As a result of the closing of the BRMR Merger on February 28, 2019, BRMR’s assets and liabilities are included in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019 and BRMR’s revenues and expenses are included in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to September 30, 2019 (See Note 4— Acquisitions).

Overview of Results for the Three and Nine Months Ended September 30, 2019

During the three months ended September 30, 2019, we achieved the following financial and operating results:

•	our average daily net production for the three months ended September 30, 2019 was 621.7 MMcfe per day representing an increase of 79% over the comparable period of the prior year;
•	commenced drilling 4 gross (3.3 net) operated wells, commenced completions of 7 gross (5.2 net) operated wells and turned-to-sales 16 gross (13.9 net) operated wells;
•	recognized net income of $4.3 million for the three months ended September 30, 2019 compared to $4.0 million for the three months ended September 30, 2018; and
•

realized Adjusted EBITDAX of $83.6 million for the three months ended September 30, 2019 compared to $66.8 million for three months ended September 30, 2018. Adjusted EBITDAX is a non-GAAP financial measure. See —Non-GAAP Financial Measure for more information.

During the nine months ended September 30, 2019, we achieved the following financial and operating results:

•	our average daily net production for the nine months ended September 30, 2019 was 522.4 MMcfe per day representing an increase of 62% over the comparable period of the prior year;
•	commenced drilling 26 gross (23.1 net) operated wells, commenced completions of 31 gross (25.5 net) operated wells and turned-to-sales 35 gross (27.4 net) operated wells;
•	recognized net income (loss) of $17.7 million for the nine months ended September 30, 2019 compared to ($17.7) million for the nine months ended September 30, 2018; and
•

realized Adjusted EBITDAX of $223.5 million for the nine months ended September 30, 2019 compared to $180.9 million for the nine months ended September 30, 2018.  Adjusted EBITDAX is a non-GAAP financial measure. See —Non-GAAP Financial Measure for more information.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists the high, low and average daily and monthly settled NYMEX Henry Hub prices for natural gas and the high, low and average daily NYMEX WTI prices for oil for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NYMEX Henry Hub High ($/MMBtu)	$2.75	$3.12	$4.25	$6.24
NYMEX Henry Hub Low ($/MMBtu)	2.02	2.73	2.02	2.49
Average Daily NYMEX Henry Hub ($/MMBtu)	2.38	2.93	2.62	2.95
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	2.23	2.90	2.67	2.90

NYMEX WTI High ($/Bbl)	$63.10	$74.19	$66.24	$77.41
NYMEX WTI Low ($/Bbl)	51.14	65.07	46.31	59.20
Average Daily NYMEX WTI ($/Bbl)	56.34	69.69	57.04	66.93

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

The Company is committed to profitably developing its natural gas, NGLs and oil reserves through an environmentally-responsible and cost-effective operational plan.  The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop, its reserves.  Despite the continued low price commodity environment, the Company believes the long-term outlook for its business is favorable due to the Company’s resource base, low cost structure, risk management strategies, and disciplined investment of capital.

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the 12 months in the period ended September 30, 2019 and held all other factors constant, then our estimated net proved reserves at December 31, 2018 would have decreased by approximately 3.3% from our previously reported estimated net proved reserves at such time, including a 1.4% reduction of proved developed reserves and a 4.4% reduction of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC price of $2.87 per MMBtu for natural gas and $57.69 per Bbl for oil. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2018. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at September 30, 2019, cash flows from operations, borrowings under our revolving credit facility, and proceeds from asset sales.

Results of Operations

The following discussion pertains to our results of operations, including analysis of our continuing operations regarding natural gas, NGLs and oil revenues, production, average product prices and average production costs and expenses for the three months ended September 30, 2019 and 2018.  The results of operations of MHP are reflected as discontinued operations for all periods presented.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
Revenues (in thousands)
Natural gas sales	$87,841	$65,756	$22,085
NGL sales	20,200	25,074	(4,874)
Oil sales	44,980	36,349	8,631
Brokered natural gas and marketing revenue	10,228	2,944	7,284
Other revenue	46	—	46
Total revenues	$163,295	$130,123	$33,172

Our production grew by approximately 25.3 Bcfe for the three months ended September 30, 2019 over the same period in 2018 due to increased drilling activity and from wells acquired as part of the BRMR Merger. Our production for the three months ended September 30, 2019 and 2018 is set forth in the following table:

	Three Months Ended September 30,
	2019	2018	Change
Production:
Natural gas (MMcf)	43,289.9	22,979.7	20,310.2
NGLs (Mbbls)	1,401.1	906.4	494.7
Oil (Mbbls)	916.2	574.8	341.4
Total (MMcfe)	57,193.7	31,866.9	25,326.8

Average daily production volume:
Natural gas (Mcf/d)	470,542	249,779	220,763
NGLs (Bbls/d)	15,229	9,852	5,377
Oil (Bbls/d)	9,959	6,248	3,711
Total (Mcfe/d)	621,670	346,379	275,291

Our average realized price (including cash settled derivatives and firm transportation) received during the three months ended September 30, 2019 was $2.56 per Mcfe compared to $3.34 per Mcfe during the three months ended September 30, 2018. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled derivatives and firm transportation) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives and firm transportation) does not include derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Condensed Consolidated Statements of Operations. Average sales price (including firm transportation and excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended September 30, 2019 and 2018 are shown below:

	Three Months Ended September 30,
	2019	2018	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.03	$2.86	$(0.83)
NGLs ($/Bbl)	14.42	27.66	(13.24)
Oil ($/Bbl)	49.09	63.24	(14.15)
Total average prices ($/Mcfe)	2.68	3.99	(1.31)

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.28	$2.89	$(0.61)
NGLs ($/Bbl)	14.92	27.66	(12.74)
Oil ($/Bbl)	49.53	52.67	(3.14)
Total average prices ($/Mcfe)	2.88	3.82	(0.94)

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$1.60	$2.19	$(0.59)
NGLs ($/Bbl)	14.42	27.66	(13.24)
Oil ($/Bbl)	49.09	63.24	(14.15)
Total average prices ($/Mcfe)	2.35	3.51	(1.16)

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$1.85	$2.22	$(0.37)
NGLs ($/Bbl)	14.92	27.66	(12.74)
Oil ($/Bbl)	49.53	52.67	(3.14)
Total average prices ($/Mcfe)	2.56	3.34	(0.78)

Brokered natural gas and marketing revenue was $10.2 million for the three months ended September 30, 2019 compared to $2.9 million for the three months ended September 30, 2018.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The increase for the three months ended September 30, 2019 was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
Operating expenses (in thousands):
Lease operating	$11,986	$5,312	$6,674
Transportation, gathering and compression	57,027	39,066	17,961
Production and ad valorem taxes	1,660	2,604	(944)
Depreciation, depletion, amortization and accretion	45,456	34,439	11,017
General and administrative	14,580	12,937	1,643
Operating expenses per Mcfe:
Lease operating	$0.21	$0.17	$0.04
Transportation, gathering and compression	0.99	1.21	(0.22)
Production and ad valorem taxes	0.03	0.08	(0.05)
Depreciation, depletion, amortization and accretion	0.79	1.08	(0.29)
General and administrative	0.25	0.41	(0.16)

Lease operating expense was $12.0 million in the three months ended September 30, 2019 compared to $5.3 million in the three months ended September 30, 2018.  Lease operating expense per Mcfe was $0.21 in the three months ended September 30, 2019 compared to $0.17 in the three months ended September 30, 2018.  The increase of $6.7 million was primarily attributable to an increase in the number of producing wells.  The increase of $0.04 per Mcfe was primarily due to increased water disposal costs for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $57.0 million during the three months ended September 30, 2019 compared to $39.1 million during the three months ended September 30, 2018.  Transportation, gathering and compression expense per Mcfe was $0.99 in the three months ended September 30, 2019 compared to $1.21 in the three months ended September 30, 2018.  The following table details our transportation, gathering and compression expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$18,346	$10,732	$7,614
Processing and fractionation	17,894	10,588	7,306
Liquids transportation and stabilization	2,320	2,326	(6)
Marketing	—	12	(12)
Firm transportation	18,467	15,408	3,059
	$57,027	$39,066	$17,961
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.32	$0.33	$(0.01)
Processing and fractionation	0.31	0.33	(0.02)
Liquids transportation and stabilization	0.04	0.07	(0.03)
Marketing	—	—	—
Firm transportation	0.32	0.48	(0.16)
	$0.99	$1.21	$(0.22)

The increase of $18.0 million to transportation, gathering and compression expenses during the three months ended September 30, 2019 was primarily due to increased firm transportation capacity and increased production during the three months ended September 30, 2019.  The decrease of $0.22 per Mcfe was primarily due to a higher percentage of production attributable to natural gas and fixed firm transportation costs spread across increased production during the three months ended September 30, 2019.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $1.7 million in the three months ended September 30, 2019 compared to $2.6 million in the three months ended September 30, 2018. Production and ad valorem taxes per Mcfe was $0.03 for the three months ended September 30, 2019 compared to $0.08 per Mcfe for the three months ended September 30, 2018.  The decrease of $0.9 million and $0.05 per Mcfe was primarily due to the recognition of a refund of production taxes from a state taxing authority partially offset by increased well count for the three months ended September 30, 2019.

Depreciation, depletion, amortization and accretion was approximately $45.5 million in the three months ended September 30, 2019 compared to $34.4 million in the three months ended September 30, 2018. DD&A per Mcfe was $0.79 for the three months ended September 30, 2019 compared to $1.08 for the three months ended September 30, 2018. DD&A increased on an aggregate basis due to increased production in the three months ended September 30, 2019.  DD&A decreased on a per Mcfe basis due to a lower depletion rate resulting from reserves increasing at a higher rate than capital costs for the three months ended September 30, 2019.

General and administrative expense was $14.6 million for the three months ended September 30, 2019 compared to $12.9 million for the three months ended September 30, 2018.  General and administrative expense per Mcfe was $0.25 in the three months ended September 30, 2019 compared to $0.41 in the three months ended September 30, 2018.  The increase of $1.6 million was primarily related to an increase in professional fees.  General and administrative expense included $1.1 million and $2.2 million of stock-based compensation expense as well as $3.3 million and $3.0 million of expenses related to the BRMR Merger for the three months ended September 30, 2019 and 2018, respectively.  The decrease of $0.16 per Mcfe was due to fixed costs spread across increased production during the three months ended September 30, 2019.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$10,574	$3,237	$7,337
Exploration	16,621	11,328	5,293
Rig termination and standby	1,221	—	1,221
(Gain) loss on sale of assets	(733)	6	(739)

Brokered natural gas and marketing expense was $10.6 million for the three months ended September 30, 2019 compared to $3.2 million for the three months ended September 30, 2018.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The increase for the three months ended September 30, 2019 was due to an increase in the amount of brokered gas transactions.

Exploration expense was $16.6 million for the three months ended September 30, 2019 compared to $11.3 million for the three months ended September 30, 2018. The following table details our exploration-related expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
Exploration expenses (in thousands):
Geological and geophysical	$180	$182	$(2)
Delay rentals	2,327	4,082	(1,755)
Impairment of unproved properties	14,114	6,971	7,143
Dry hole and other	—	93	(93)
	$16,621	$11,328	$5,293

Delay rentals were $2.3 million for the three months ended September 30, 2019 compared to $4.1 million for the three months ended September 30, 2018.  The decrease in delay rental expense related to the reduction in future drilling activity and concentrating renewals in our core acreage area during the three months ended September 30, 2019.

Impairment of unproved properties was $14.1 million for the three months ended September 30, 2019 compared to $7.0 million for the three months ended September 30, 2018. The increase in impairment charges during the three months ended September 30, 2019 was the result of an increase in expected lease expirations due to a reduction in planned future drilling activity.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense was $1.2 million for the three months ended September 30, 2019 primarily related to the reduction in development activity during the three months ended September 30, 2019.  There were no rig termination and standby expenses for the three months ended September 30, 2018.

(Gain) loss on sale of assets was ($0.7) million for the three months ended September 30, 2019 compared to less than $0.1 million for the three months ended September 30, 2018.

Other Income (Expense)

Gain (loss) on derivative instruments was $15.8 million for the three months ended September 30, 2019 compared to ($3.3) million for the three months ended September 30, 2018, primarily due to changes in commodity prices during each period. Cash receipts (payments) were approximately $11.8 million and ($5.4) million for derivative instruments that settled during the three months ended September 30, 2019 and 2018, respectively.

Interest expense, net was $15.2 million for the three months ended September 30, 2019 compared to $13.9 million for three months ended September 30, 2018.  Interest expense increased primarily due to our increased borrowings under our revolving credit facility during the three months ended September 30, 2019.

Income tax benefit (expense) was not recognized for the three months ended September 30, 2019 and 2018 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Revenues (in thousands)
Natural gas sales	$264,030	$178,648	$85,382
NGL sales	60,841	63,520	(2,679)
Oil sales	103,407	98,452	4,955
Brokered natural gas and marketing revenue	31,747	3,318	28,429
Other revenue	307	—	307
Total revenues	$460,332	$343,938	$116,394

Our production grew by approximately 54.6 Bcfe for the nine months ended September 30, 2019 over the same period in 2018 due to increased drilling activity and from wells acquired as part of the BRMR Merger.  Our production for the nine months ended September 30, 2019 and 2018 is set forth in the following table:

	Nine Months Ended September 30,
	2019	2018	Change
Production:
Natural gas (MMcf)	109,613.9	63,308.4	46,305.5
NGLs (Mbbls)	3,414.9	2,492.6	922.3
Oil (Mbbls)	2,083.3	1,629.4	453.9
Total (MMcfe)	142,603.1	88,040.4	54,562.7

Average daily production volume:
Natural gas (Mcf/d)	401,516	231,899	169,617
NGLs (Bbls/d)	12,509	9,130	3,379
Oil (Bbls/d)	7,631	5,968	1,663
Total (Mcfe/d)	522,356	322,487	199,869

Our average realized price (including cash settled derivatives and firm transportation) received during the nine months ended September 30, 2019 was $2.72 per Mcfe compared to $3.39 per Mcfe during the nine months ended September 30, 2018. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled derivatives and firm transportation) calculation also includes all cash settlements for derivatives. Average sales price (excluding cash settled derivatives and firm transportation) does not include derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Condensed Consolidated Statements of Operations. Average sales price (including firm transportation and excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the nine months ended September 30, 2019 and 2018 are shown below:

	Nine Months Ended September 30,
	2019	2018	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.41	$2.82	$(0.41)
NGLs ($/Bbl)	17.82	25.48	(7.66)
Oil ($/Bbl)	49.64	60.42	(10.78)
Total average prices ($/Mcfe)	3.00	3.87	(0.87)

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.49	$2.92	$(0.43)
NGLs ($/Bbl)	18.19	25.11	(6.92)
Oil ($/Bbl)	50.15	52.32	(2.17)
Total average prices ($/Mcfe)	3.08	3.78	(0.70)

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$1.94	$2.28	$(0.34)
NGLs ($/Bbl)	17.82	25.48	(7.66)
Oil ($/Bbl)	49.64	60.42	(10.78)
Total average prices ($/Mcfe)	2.64	3.48	(0.84)

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.02	$2.38	$(0.36)
NGLs ($/Bbl)	18.19	25.11	(6.92)
Oil ($/Bbl)	50.15	52.32	(2.17)
Total average prices ($/Mcfe)	2.72	3.39	(0.67)

Brokered natural gas and marketing revenue was $31.7 million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The increase for the nine months ended September 30, 2019 was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expenses are most accurately analyzed on a unit-of-production, or per Mcfe, basis.  The following table presents these expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Operating expenses (in thousands)
Lease operating	$29,651	$22,026	$7,625
Transportation, gathering and compression	150,065	98,126	51,939
Production and ad valorem taxes	8,519	7,226	1,293
Depreciation, depletion, amortization and accretion	113,950	98,672	15,278
General and administrative	57,074	33,391	23,683
Operating expenses per Mcfe:
Lease operating	$0.21	$0.25	$(0.04)
Transportation, gathering and compression	1.04	1.11	(0.07)
Production and ad valorem taxes	0.06	0.08	(0.02)
Depreciation, depletion, amortization and accretion	0.80	1.12	(0.32)
General and administrative	0.40	0.38	0.02

Lease operating expense was $29.7 million in the nine months ended September 30, 2019 compared to $22.0 million in the nine months ended September 30, 2018.  Lease operating expense per Mcfe was $0.21 in the nine months ended September 30, 2019 compared to $0.25 in the nine months ended September 30, 2018.  The increase of $7.6 million was primarily attributable to an increase in the number of producing wells.  The decrease of $0.04 per Mcfe was primarily due to a decrease in non-recurring workovers and fixed costs spread across increased production for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $150.1 million during the nine months ended September 30, 2019 compared to $98.1 million during the nine months ended September 30, 2018.  Transportation, gathering and compression expense per Mcfe was $1.04 in the nine months ended September 30, 2019 compared to $1.11 in the nine months ended September 30, 2018.  The following table details our transportation, gathering and compression expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$48,014	$30,075	$17,939
Processing and fractionation	44,836	27,910	16,926
Liquids transportation and stabilization	5,347	5,679	(332)
Marketing	103	15	88
Firm transportation	51,765	34,447	17,318
	$150,065	$98,126	$51,939
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.33	$0.34	$(0.01)
Processing and fractionation	0.31	0.32	(0.01)
Liquids transportation and stabilization	0.04	0.06	(0.02)
Marketing	—	—	—
Firm transportation	0.36	0.39	(0.03)
	$1.04	$1.11	$(0.07)

The increase of $51.9 million to transportation, gathering and compression expenses during the nine months ended September 30, 2019 was due to increased production and increased firm transportation capacity.  The decrease of $0.07 per Mcfe during the nine months ended September 30, 2019 was primarily due to a higher percentage of production attributable to natural gas and fixed firm transportation costs spread across increased production during the period.

Production and ad valorem taxes are paid based on market prices and applicable tax rates.  Production and ad valorem taxes were $8.5 million in the nine months ended September 30, 2019 compared to $7.2 million in the nine months ended September 30, 2018.  Production and ad valorem taxes per Mcfe were $0.06 in the nine months ended September 30, 2019 compared to $0.08 in the nine months ended September 30, 2018.  The increase of $1.3 million was primarily due to increased well count for the nine months ended September 30, 2019.  The decrease of $0.02 per Mcfe was primarily due to the recognition of a refund for production taxes from a state taxing authority during the nine months ended September 30, 2019.

Depreciation, depletion, amortization and accretion was approximately $114.0 million in the nine months ended September 30, 2019 compared to $98.7 million in the nine months ended September 30, 2018.  DD&A per Mcfe was $0.80 in the nine months ended September 30, 2019 compared to $1.12 in the nine months ended September 30, 2018.  DD&A increased on an aggregate basis due to increased production in the nine months ended September 30, 2019.  DD&A decreased on a per Mcfe basis due to a lower depletion rate resulting from reserves increasing at a higher rate than capital costs for the nine months ended September 30, 2019.

General and administrative expense was $57.1 million for the nine months ended September 30, 2019 compared to $33.4 million for the nine months ended September 30, 2018.  General and administrative expense per Mcfe was $0.40 in the nine months ended September 30, 2019 compared to $0.38 in the nine months ended September 30, 2018.  The increase of $23.7 million and $0.02 per Mcfe was primarily related to approximately $18.8 million of expenses related to the BRMR Merger incurred in the nine months ended September 30, 2019.  General and administrative expense included $7.6 million and $6.1 million of stock-based compensation for the nine months ended September 30, 2019 and 2018, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production.  The following table details our other operating expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$32,017	$3,715	$28,302
Exploration	48,602	36,227	12,375
Rig termination and standby	1,221	—	1,221
Gain on sale of assets	(731)	(1,814)	1,083

Brokered natural gas and marketing expense was $32.0 million for the nine months ended September 30, 2019 compared to $3.7 million for the nine months ended September 30, 2018.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The increase for the nine months ended September 30, 2019 was due to an increase in the amount of brokered gas transactions.

Exploration expense was $48.6 million for the nine months ended September 30, 2019 compared to $36.2 million for the nine months ended September 30, 2018.  The following table details our exploration-related expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Exploration expenses (in thousands):
Geological and geophysical	$643	$1,015	$(372)
Delay rentals	11,639	14,385	(2,746)
Impairment of unproved properties	36,157	20,638	15,519
Dry hole and other	163	189	(26)
	$48,602	$36,227	$12,375

Delay rentals were $11.6 million for the nine months ended September 30, 2019 compared to $14.4 million for the nine months ended September 30, 2018.  The decrease in delay rental expenses related to the reduction in future drilling activity and concentrating renewals in our core acreage area during the nine months ended September 30, 2019.

Impairment of unproved properties was $36.2 million for the nine months ended September 30, 2019 compared to $20.6 million for the nine months ended September 30, 2018.  The increase in impairment charges during the nine months ended September 30, 2019 was the result of an increase in expected lease expirations due to a reduction in planned future drilling activity.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense was $1.2 million for the nine months ended September 30, 2019 primarily related to the reduction in development activity during the nine months ended September 30, 2019.  There were no rig termination and standby expenses for the nine months ended September 30, 2018.

Gain on sale of assets was $0.7 million for the nine months ended September 30, 2019 compared to $1.8 million for the nine months ended September 30, 2018.

Other Income (Expense)

Gain (loss) on derivative instruments was $40.6 million for the nine months ended September 30, 2019 compared to ($24.1) million for the nine months ended September 30, 2018, primarily due to changes in commodity prices during each period.  Cash receipts (payments) were approximately $11.1 million and ($7.7) million for derivative instruments that settled during the nine months ended September 30, 2019 and 2018, respectively.

Interest expense, net was $44.1 million for the nine months ended September 30, 2019 compared to $40.0 million for the nine months ended September 30, 2018.  The increase in interest expense primarily related to our increased borrowings under our revolving credit facility during the nine months ended September 30, 2019.

Income tax benefit (expense) was not recognized for the nine months ended September 30, 2019 and 2018 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

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

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net cash provided by operations in the nine months ended September 30, 2019 was $176.3 million compared to $93.4 million in the nine months ended September 30, 2018. The increase in cash provided by operating activities reflects working capital changes, operating income and timing of cash receipts and disbursements during the year-over-year comparative periods.

Net cash used in investing activities in the nine months ended September 30, 2019 was $254.7 million compared to $201.2 million in the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, we:

•	spent $268.8 million on capital expenditures for oil and natural gas properties;
•	received $1.8 million from asset sales; and
•	received $12.9 million as part of the assets acquired in the BRMR Merger.

During the nine months ended September 30, 2018, we:

•	spent $210.6 million on capital expenditures for oil and gas properties;
•	spent $0.9 million on property and equipment; and
•	received $10.3 million of proceeds relating to the sale of assets.

Net cash provided by financing activities in the nine months ended September 30, 2019 was $84.0 million compared to $96.9 million in the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, we:

•	borrowed $95.0 million under our revolving credit facility;
•	paid $4.2 million in debt issuance costs associated with the amended and restated Credit Agreement governing our revolving credit facility; and
•	withheld from employees’ shares totaling $6.5 million related to the settlement of equity compensation awards.

During the nine months ended September 30, 2018, we:

•	borrowed $99.0 million under our revolving credit facility;
•	paid $0.3 million in equity issuance costs associated with the Flat Castle Acquisition; and
•	withheld from employees’ shares totaling $1.3 million related to the settlement of equity compensation awards.

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

As of September 30, 2019, we were in compliance with all of our debt covenants under the Credit Agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next 12 months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at September 30, 2019 and December 31, 2018, excluding discount, totaled $638.0 million and $543.0 million, respectively.  Information related to our credit arrangements is described in Note 10—Debt to our Consolidated Financial Statements and is incorporated herein by reference.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts that require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. As of September 30, 2019, we had entered into the following derivative contracts:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	120,000	October 2019 – December 2019	$2.80
	50,000	January 2020 – December 2020	$2.67
	20,000	January 2020 – March 2020	$2.80
	50,000	January 2020 – June 2020	$2.70
	20,000	April 2020 – June 2020	$2.75
	30,000	July 2020 – December 2020	$2.60
Natural Gas Collars:
Floor purchase price (put)	95,000	October 2019 – December 2019	$2.60
Ceiling sold price (call)	95,000	October 2019 – December 2019	$2.91
Floor purchase price (put)	50,000	January 2020 – December 2020	$2.49
Ceiling sold price (call)	50,000	January 2020 – December 2020	$2.88
Floor purchase price (put)	30,000	January 2020 – March 2020	$2.65
Ceiling sold price (call)	30,000	January 2020 – March 2020	$2.98
Floor purchase price (put)	15,000	April 2020 – June 2020	$2.50
Ceiling sold price (call)	15,000	April 2020 – June 2020	$2.80
Natural Gas Three-way Collars:
Floor purchase price (put)	77,500	October 2019 – December 2019	$2.72
Floor sold price (put)	77,500	October 2019 – December 2019	$2.30
Ceiling sold price (call)	77,500	October 2019 – December 2019	$3.04
Floor purchase price (put)	30,000	January 2020 – December 2020	$2.70
Floor sold price (put)	30,000	January 2020 – December 2020	$2.40
Ceiling sold price (call)	30,000	January 2020 – December 2020	$3.05
Floor purchase price (put)	30,000	January 2020 – March 2020	$2.72
Floor sold price (put)	30,000	January 2020 – March 2020	$2.25
Ceiling sold price (call)	30,000	January 2020 – March 2020	$3.15
Floor purchase price (put)	20,000	January 2020 – June 2020	$2.70
Floor sold price (put)	20,000	January 2020 – June 2020	$2.25
Ceiling sold price (call)	20,000	January 2020 – June 2020	$3.05
Floor purchase price (put)	30,000	October 2019 – June 2020	$2.90
Floor sold price (put)	30,000	October 2019 – June 2020	$2.50
Ceiling sold price (call)	30,000	October 2019 – June 2020	$3.15
Natural Gas Call/Put Options:
Ceiling sold price (call)	40,000	October 2019 – December 2019	$3.44
Floor sold price (put)	50,000	January 2020 – December 2020	$2.30
Floor sold price (put)	50,000	January 2020 – June 2020	$2.25
Swaption sold price (call)	50,000	January 2021 – December 2021	$2.75
Swaption sold price (call)	50,000	January 2022 – December 2022	$3.00
Basis Swaps:
Appalachia - Dominion	12,500	October 2019	$(0.52)
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)
Appalachia - Dominion	20,000	October 2019 – March 2020	$(0.39)
Appalachia - Dominion	17,500	October 2019 – December 2019	$(0.50)

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,500	October 2019 – December 2019	$59.18
	1,000	January 2020 – December 2020	$58.60
	1,000	July 2020 – December 2020	$56.53
Oil Collars:
Floor purchase price (put)	1,500	October 2019 – December 2019	$51.67
Ceiling sold price (call)	1,500	October 2019 – December 2019	$65.92
Floor purchase price (put)	1,000	January 2020 – December 2020	$51.50
Ceiling sold price (call)	1,000	January 2020 – December 2020	$64.25
Floor purchase price (put)	500	July 2020 – December 2020	$52.00
Ceiling sold price (call)	500	July 2020 – December 2020	$60.00
Floor purchase price (put)	500	October 2019 – March 2020	$60.00
Ceiling sold price (call)	500	October 2019 – March 2020	$67.00
Oil Three-way Collars:
Floor purchase price (put)	2,000	October 2019 – December 2019	$50.00
Floor sold price (put)	2,000	October 2019 – December 2019	$40.00
Ceiling sold price (call)	2,000	October 2019 – December 2019	$60.56
Floor purchase price (put)	2,000	January 2020 – June 2020	$62.50
Floor sold price (put)	2,000	January 2020 – June 2020	$55.00
Ceiling sold price (call)	2,000	January 2020 – June 2020	$74.00
Oil Call/Put Options:
Swaption sold price (call)	500	January 2021 – December 2021	$56.80

NGL Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Propane Swaps:
	350	October 2019 – December 2019	$39.90

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, Citizens Bank N.A., EDF Energy, J Aron, KeyBank N.A., Morgan Stanley, NextEra Energy, Inc., Royal Bank of Canada, and Wells Fargo. We believe all such institutions currently are an acceptable credit risk. As of September 30, 2019, we did not have any past due receivables from such counterparties.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at September 30, 2019 as shown in the following table:

(in thousands)	Hypothetical 10% Increase in Future Prices	Hypothetical 10% Decrease in Future Prices
Natural Gas	$(19,300)	$16,607
NGLs	(62)	62
Oil	(7,094)	7,061

Subsequent to September 30, 2019, we entered into the following derivative instruments to mitigate our exposure to natural gas and oil prices:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	January 2020 – June 2020	$2.62
	25,000	January 2020 – March 2021	$2.60
	20,000	July 2020 – March 2021	$2.58
Natural Gas Three-way Collars:
Floor purchase price (put)	45,000	January 2021 – December 2021	$2.55
Floor sold price (put)	45,000	January 2021 – December 2021	$2.25
Ceiling sold price (call)	45,000	January 2021 – December 2021	$2.81

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	500	January 2020 – December 2020	$54.00
	250	July 2020 – March 2021	$53.20
	250	January 2021 – March 2021	$53.00
Oil Call/Put Options:
Floor sold price (put)	500	January 2020 – December 2020	$53.00
Ceiling sold price (call)	500	January 2020 – December 2020	$64.50
Floor sold price (put)	500	July 2020 – December 2020	$45.00

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. Our Board of Directors approved an initial capital budget for 2019 of between approximately $375 - $400 million, allocated approximately 90% for drilling and completions activities and approximately 10% for land activities and other capital requirements.  In July 2019, the Company reduced its planned drilling activity to one gross operating rig through the remainder of 2019 and in connection therewith reduced its 2019 capital budget by approximately $30 million.  The revised 2019 capital budget is expected to be substantially funded through internally generated cash flows, current cash balances, and borrowings under the revolving credit facility.  The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities, additional borrowings under our revolving credit facility or the sale of assets.

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

As a result of the BRMR Merger, each share of common stock, par value $0.01 per share, of BRMR issued and outstanding immediately prior to the effective time of the BRMR Merger (the “Effective Time”), excluding certain Excluded Shares (as such term is defined in the Merger Agreement), was converted into the right to receive from the Company 0.29506 of a validly issued, fully-paid, and nonassessable share of common stock, par value $0.01 per share, of the Company. The exchange ratio reflects an adjustment to account for the 15-to-1 reverse stock split (See Note 13— Net Income (Loss) Per Share). Former stockholders of BRMR received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the BRMR Merger. In addition, upon completion of the BRMR Merger, all shares of BRMR restricted stock and all BRMR restricted stock units and performance interest awards were converted into the right to receive shares of common stock of the Company or cash, in each case as specified in the Merger Agreement.

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

Capitalization

As of September 30, 2019 and December 31, 2018, our total debt, excluding debt discount and issuance costs, and capitalization were as follows (in millions):

	September 30, 2019	December 31, 2018
Senior unsecured notes	$510.5	$510.5
Revolving credit facility	127.5	32.5
Stockholders' equity	982.0	687.5
Total capitalization	$1,620.0	$1,230.5

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compressions services and asset retirement obligations. As of September 30, 2019 and December 31, 2018, we did not have any capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our Condensed Consolidated Balance Sheet at September 30, 2019 reflects accrued interest payable of $11.1 million, compared to $21.7 million as of December 31, 2018.

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

Eureka Midstream Gas Gathering Agreements

Triad Hunter is party to a gas gathering contract with Eureka Midstream, LLC (“Eureka Midstream”). The gas gathering contract provides for minimum volume commitments determined on a system-wide basis with volume banking, with annual commitments of 210,000 MMBtu per day for 2019 through 2033.  In addition, the contract includes a minimum volume commitment of 50,000 Mcf per day for a compression facility.

In March 2019, Eclipse Resources I, L.P., a wholly owned subsidiary of the Company (“Eclipse I”), entered into a rich gas gathering agreement (firm service – three well pads) with Eureka Midstream, under which Eclipse I committed to the payment of monthly reservation fees for certain maximum daily quantities of gas delivered from three well pads in Monroe County, Ohio.  The rich gas gathering agreement provides for minimum volume commitments with respect to production from the pads, with annual commitments as follows:

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

Amended MarkWest Processing Agreement

In June 2019, Eclipse I entered into an agreement with MarkWest for gas processing and fractionation.  This gas processing agreement contains terms and conditions substantially similar to the legacy gas processing agreement between Triad Hunter and MarkWest.  In June 2019, Triad Hunter and Eclipse I amended their gas processing agreements with MarkWest.  The amendments were effective as of May 1, 2019 and provide for reduced processing and compression charges as well as firm capacity that increases during the term of the agreements from approximately 150 MMcf to 275 MMcf per day.  These gas processing agreements include a dedication of Marcellus acreage and no minimum volume commitments.  The agreements expire in October 2023.

REX Transportation Agreement

Triad Hunter is party to certain transportation services agreements with Rockies Express Pipeline LLC (“REX”) for the delivery by Triad Hunter and the transportation by REX of natural gas produced by Triad Hunter.  Under the agreements, Triad Hunter committed to purchase 50,000 MMBtu per day of firm transportation through 2031.  In January 2018, Triad Hunter committed to purchase an additional 50,000 MMBtu per day of firm transportation capacity for the period October 1, 2018 through September 30, 2023.  In April 2019, REX and Triad Hunter agreed to extend the term of the additional 50,000 MMBtu per day of capacity through September 30, 2027.

In connection with its transportation services agreements with REX, Triad Hunter is required to provide credit support, which as of March 31, 2019 consisted of a letter of credit of $20 million and a cash prepayment to REX of $1.4 million.  Triad Hunter was also party to an Asset Management Agreement with BP Energy Company pursuant to which BP Energy Company agreed to provide the $20 million letter of credit to REX on behalf of Triad Hunter.  In April 2019, per the terms of the additional 50,000 MMBtu per day of capacity extension, REX and Triad Hunter agreed to reduce the currently held letter of credit to $14.4 million from the previously held $20 million. The $20 million letter of credit posted by BP Energy Company expired on April 28, 2019, and the Company issued the reduced $14.4 million letter of credit under its revolving credit facility (See Note 10—Debt).  Triad Hunter still maintains a $1.4 million cash prepayment with REX.

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

Interest Rates

At September 30, 2019 and December 31, 2018, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bore interest at a fixed cash rate of 8.875% per annum, payable semi-annually.

At September 30, 2019, we had outstanding borrowings of $127.5 million under our revolving credit facility with interest payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.  We had outstanding borrowings of $32.5 million under our revolving credit facility as of December 31, 2018.

Information related to our interest rates is described in Note 10—Debt to our Consolidated Financial Statements and is incorporated herein by reference.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ thousands	2019	2018	2019	2018
Net income (loss)	$4,284	$3,998	$17,698	$(17,662)
Depreciation, depletion, amortization and accretion	45,456	34,439	113,950	98,672
Exploration expense	16,621	11,328	48,602	36,227
Rig termination and standby	1,221	—	1,221	—
Stock-based compensation	1,061	2,171	7,614	6,131
(Gain) loss on sale of assets	(733)	6	(731)	(1,814)
(Gain) loss on derivative instruments	(15,812)	3,263	(40,620)	24,055
Net cash receipts (payments) on settled derivatives	11,818	(5,377)	11,072	(7,724)
Interest expense, net	15,192	13,932	44,140	39,975
Other income (expense)	—	1	(8)	1
Merger-related expenses	3,291	2,993	21,812	2,993
Income (loss) from discontinued operations	1,237	—	(1,286)	—
Adjusted EBITDAX	$83,636	$66,754	$223,464	$180,854

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

Recent Accounting Pronouncements

The Company’s critical accounting policies are described in Note 2—Summary of Significant Accounting Policies of the Consolidated Financial Statements for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K. Information related to recent accounting pronouncements is described in Note 3—Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices (See Note 8—Derivative Instruments).

Interest Rate Risk

Information related to our interest rates is described in Note 10—Debt to our Consolidated Financial Statements and is incorporated herein by reference.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts, the sale of our oil and gas production which we market to energy companies, end users and refineries, and joint interest receivables.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. These counterparties are not required to provide credit support to us.  As of September 30, 2019, we had economic hedges in place with 11 counterparties. The fair value of our commodity derivative contracts of approximately $28.1 million at September 30, 2019 includes the following values by counterparty: Bank of Montreal $6.3 million; BP Energy Company $2.6 million; Capital One N.A. $6.7 million; Citibank $0.6 million; EDF Energy $1.6 million; J Aron $7.8 million; KeyBank N.A. $1.7 million; Morgan Stanley ($1.1) million; NextEra Energy, Inc. $0.5 million; Royal Bank of Canada $1.0 million; and Wells Fargo $0.4 million. The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at September 30, 2019 for each of the counterparties. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by our revolving credit facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts. As of September 30, 2019, we did not have past-due receivables from, or payables to, any of our counterparties under our derivative contracts.

We are also subject to credit risk due to concentration of our receivables from several significant customers for sales of natural gas. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leased properties on which we drill. We can do very little to choose who participates in our wells.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation (as required by Rule 13a-15(b) under the Exchange Act), with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon this evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Information regarding the Company’s legal proceedings is set forth in Note 15—Commitments and Contingencies, located in the Notes to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 15, 2019, which could materially affect our business, financial condition, and/or future results.  The risks described in our Annual Report on Form 10-K and in this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1, 2019 - July 31, 2019	—	$—	—	N/A
August 1, 2019 - August 31, 2019	3,252	$2.81	—	N/A
September 1, 2019 - September 30, 2019	—	$—	—	N/A
(a)	Represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock held by our employees.

Item 6.	Exhibits

See the list of exhibits below in the index to exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

MONTAGE RESOURCES CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1*

First Amendment to Third Amended and Restated Credit Agreement, dated as of September 19, 2019, by and among Montage Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+

Schedules have been omitted pursuant to Item 601(b)(2) or (5) of Regulation S-K. Montage Resources Corporation agrees to furnish a copy of such schedules, or any section thereof, to the SEC upon request.

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

November 8, 2019	MONTAGE RESOURCES CORPORATION (Registrant)

/s/ John K. Reinhart
John K. Reinhart,
President and Chief Executive Officer

/s/ Michael L. Hodges
Michael L. Hodges,
Executive Vice President and Chief Financial Officer