Form 10-K
period 2019-12-31
Montage Resources Corp
filed 2020-03-10
CIK 1600470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐   Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the most recently completed second fiscal quarter, was approximately $129.1 million.

Number of shares of the registrant’s common stock outstanding at March 5, 2020: 35,826,888 shares.

Documents incorporated by reference: Portions of the registrant’s proxy statement for its 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, including statements regarding our strategy, future operations, financial position, estimated revenues and income or losses, projected costs and capital expenditures, prospects, plans and objectives of management, are forward-looking statements. When used in this Annual Report, the words “will,” “may,” “plan,” “would,” “should,” “could,” “endeavor,” “believe,” “anticipate,” “intend,” “seek,” “estimate,” “expect,” “project,” “future,” “strategy,” “potential,” “continue,” “budget,” “forecast,” “assume” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are or were, when made, based on current expectations and assumptions about future events and are or were, when made based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A. Risk Factors” of this Annual Report.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to, legal and environmental risks, drilling and other operating risks, regulatory changes, including US federal, state and local tax regulatory changes, commodity price volatility and the significant decline of the price of natural gas, NGLs and oil from historical highs, inflation, lack of availability of drilling, production and processing equipment and services, counterparty credit risk, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, risks associated with our level of indebtedness, the timing of development expenditures, and the other risks described in “Item 1A. Risk Factors” of this Annual Report.

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

Glossary of Oil and Natural Gas Terms

As used in this Annual Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Bbl” refers to a standard barrel containing 42 U.S. gallons;
•	“Bbls/d” refers to Bbls per day;
•	“Bcfe” refers to one billion cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or NGLs;
•	“Boe” refers to one barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil;
•	“Btu” refers to one British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one-degree Fahrenheit;
•

“Completion” refers to the process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency;

•

“Condensate” or “Condensate Window” refers to the area in which we generally expect Utica Shale wells to produce an initial condensate yield of up to approximately 0 to 300 barrels per MMcf of natural gas produced;

•	“Developed acreage” refers to the number of acres that are allocated or assignable to productive wells or wells capable of production;
•	“Differential” refers to an adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas;
•	“Dry Gas” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content between 1,010 Btu and 1,080 Btu with no initial condensate yield;
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

•

“Marcellus” or “Marcellus Area” refers to the area in which we generally expect Marcellus Shale wells to produce an initial condensate yield of approximately 0 to 140 barrels per MMcf of natural gas produced;

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

(ii)

Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time;

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

•	“Rich Gas” or “Rich Gas Window” refers to the area in which we generally expect Utica Shale wells to produce natural gas having a heat content between 1,080 Btu and 1,150 Btu;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Spacing” refers to the distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies;
•	“Spot market price” refers to the cash market price without reduction for expected quality, transportation and demand adjustments;

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

Our Company

Montage Resources Corporation, a Delaware corporation formed in 2014, is an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin. On February 28, 2019, we completed a business combination (the “BRMR Merger”) with Blue Ridge Mountain Resources, Inc. (“BRMR”), and immediately thereafter, we changed our legal name from “Eclipse Resources Corporation” to “Montage Resources Corporation.” As of December 31, 2019, we had assembled an acreage position approximating 233,800 net surface acres in Eastern Ohio, 38,700 net surface acres in Pennsylvania, and 49,700 net surface acres in West Virginia, which excludes any acreage currently pending title.  We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.  As used in this Annual Report, unless the context indicates or otherwise requires, “Montage,” “Montage Resources,” the “Company,” “we,” “our,” “us” and like terms refer collectively to Montage Resources Corporation and its consolidated subsidiaries.

Our Properties

As of December 31, 2019, we had approximately 192,800 net acres in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 55,300 net acres of stacked pay opportunity in our Marcellus Area.  We are the operator of approximately 98% of our net acreage within the Utica Core Area and our Marcellus Area. Additionally, we own approximately 74,100 net acres (which are approximately 80% held by production) outside of the Utica Core Area that may be prospective for the oil window of the Utica Shale.

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

Indian Castle/Flat Creek Shales

The Indian Castle and Flat Creek Shales consist of organic-rich black shale, and we refer to them collectively as the “Flat Castle” area.  They are Ordovician in age and are correlative to the Utica, Point Pleasant and Logana Shales of Ohio.  The core of the area is located in Tioga County, Pennsylvania.  The top of the Flat Castle area formation is between 9,500 and 10,500 feet deep.  The shales in the Flat Castle area are very mature and produce dry gas in the area.

Marcellus Shale

The Marcellus Shale consists of organic-rich black shale, with most production occurring at vertical depths between 5,000 and 8,000 feet.  The reservoir underlying this acreage is less thermally mature than the Marcellus Shale in Southwestern Pennsylvania, and consequently, we believe natural gas production from this area will yield significant NGLs and condensate.

Activity

As of December 31, 2019, we had 370 gross (235.7 net) wells within the Utica Core Area and our Marcellus Area, which are summarized below:

	Operated Gross Wells				Non-Operated Gross Wells
Type Curve Area(1)	Producing to Sales	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling	Producing to Sales	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling
Dry Gas	78	—	3	—	15	—	—	—
Rich Gas	—	—	—	—	18	—	—	—
Condensate	96	—	—	—	77	—	—	—
Flat Castle	2	—	—	—	—	—	—	—
Total Utica Core Area	176	—	3	—	110	—	—	—
Marcellus	56	—	3	1	21	—	—	—
Marcellus Area	56	—	3	1	21	—	—	—
Total	232	—	6	1	131	—	—	—

	Operated Net Wells				Non-Operated Net Wells
Type Curve Area(1)	Producing to Sales	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling	Producing to Sales	Awaiting Turn to Sales	Awaiting Completion/ Completing	Drilling
Dry Gas	61.6	—	2.8	—	1.7	—	—	—
Rich Gas	—	—	—	—	1.6	—	—	—
Condensate	82.3	—	—	—	14.4	—	—	—
Flat Castle	2.0	—	—	—	—	—	—	—
Total Utica Core Area	145.9	—	2.8	—	17.7	—	—	—
Marcellus	55.7	—	2.4	0.7	10.5	—	—	—
Marcellus Area	55.7	—	2.4	0.7	10.5	—	—	—
Total	201.6	—	5.2	0.7	28.2	—	—	—

(1)	All producing wells are classified as gas wells, except 1 gross (0.1 net) non-operated producing oil well.

Southern Appalachian Basin and Other Properties

Outside of the Utica Core Area and our Marcellus Area, we had 1,002 gross (975.3 net) conventional wells operated under multiple subsidiaries as of December 31, 2019.

Our subsidiary, Magnum Hunter Production, Inc. (“MHP”), owns certain oil and gas properties, primarily in Kentucky, including interests in certain drilling partnerships.  We have adopted a plan to divest these assets and continue to seek to do so.  These assets are reflected as assets held for sale on the Consolidated Balance Sheets, and the results of operations of these assets are included in discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss). (See Note 5— Assets Held for Sale and Discontinued Operations).

We also own an immaterial amount of royalty interests and working interests in other oil and gas properties, primarily consisting of interests in the Eagle Ford Shale in South Texas that are not material to our business and results of operations and are expected to be divested when practicable.

Reserves

As of December 31, 2019, our estimated proved reserves were 2,729.8 Bcfe, or 455.0 MMBoe, an increase of 46% from December 31, 2018 estimated proved reserves of 1,864.7 Bcfe, or 310.8 MMBoe, based on reserve reports prepared by Software Integrated Solutions Division of Schlumberger Technology Corporation (“SIS”), our independent petroleum engineers for the years ended December 31, 2019 and 2018. As of December 31, 2019, our estimated proved reserves were approximately 78% natural gas, 15% NGLs and 7% oil, and approximately 55% were proved developed reserves. The following table provides information regarding our proved reserves as of December 31, 2019, 2018, and 2017:

	Estimated Total Proved Reserves
	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	Total (Bcfe)	Total (MMBoe)	% Liquids	% Developed
December 31, 2017	1,090.1	19.5	41.9	1,458.6	243.1	25.3%	31.3%
December 31, 2018	1,531.2	20.9	34.7	1,864.7	310.8	17.9%	36.0%
December 31, 2019	2,137.7	30.3	68.4	2,729.8	455.0	21.7%	54.7%

Net Undeveloped Locations

The following table provides a summary of our approximate net acreage, net producing locations and net undeveloped locations in our Utica Core and Marcellus Areas as of December 31, 2019:

	As of December 31, 2019
	Approximate Net Acreage	Net Producing Locations	Net Undeveloped Locations(1)
Dry Gas	92,650	63.3	220.0
Rich Gas	7,648	1.6	22.0
Condensate	53,841	96.7	133.0
Flat Castle	38,675	2.0	95.0
Marcellus	55,350	66.2	171.0
Total	248,164	229.8	641.0

(1)

Based on our reserve report as of December 31, 2019, we had 111 net drilling locations associated with proved undeveloped reserves and 3 net locations associated with proved developed non-producing reserves.  Please see “—Determination of Drilling Locations” for more information regarding the process and criteria through which these drilling locations were identified. The drilling locations on which we actually drill will depend on the availability of capital, regulatory approvals, commodity prices, costs, actual drilling results and other factors.  Our drilling locations are also scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill our drilling locations.  Please see “Item 1A. Risk Factors” for more information.

Determination of Drilling Locations

Net undeveloped locations are calculated by taking our total net undeveloped core acreage and multiplying such amount by a risk factor, which is then divided by our expected well spacing.  In each type curve area, we apply a 10% risk factor to our net undeveloped acreage to account for inefficient unitization, acreage expirations and the risk associated with our inability to force pool under state law.

•

Undeveloped Net Dry Gas Locations – We assume these locations have 13,000 foot laterals and 1,000 foot spacing between wells which yields approximately 298 acre spacing.  As of December 31, 2019, we had approximately 92,650 total net acres in the Dry Gas area, which, after removing net developed acres in this area, results in 220.0 net undeveloped locations.

•

Undeveloped Net Rich Gas Locations – We assume these locations have 13,000 foot laterals and 1,000 foot spacing between wells which yields approximately 298 acre spacing.  As of December 31, 2019, we had approximately 7,648 total net acres in the Rich Gas area, which, after removing net developed acres in this area, results in 22.0 net undeveloped locations.

•

Undeveloped Net Condensate Locations – We assume these locations have 13,000 foot laterals and 750 foot spacing between wells which yields approximately 224 acre spacing.  As of December 31, 2019, we had approximately 53,841 total net acres in the Condensate area, which, after removing net developed acres in this area, results in 133.0 net undeveloped locations.

•

Undeveloped Net Flat Castle Locations – We assume these locations have 13,000 foot laterals and 1,200 foot spacing between wells which yields approximately 358 acre spacing.  As of December 31, 2019, we had approximately 38,675 total net acres in the Flat Castle area, which, after removing net developed acres in this area, results in 95.0 net undeveloped locations.

•

Undeveloped Net Marcellus Locations – We assume these locations have 13,000 foot laterals and 750 foot spacing between wells which yields approximately 224 acre spacing.  As of December 31, 2019, we had approximately 55,350 total net acres in the Marcellus area, which, after removing net developed acres in this area, results in 171.0 net undeveloped locations.

Midstream and Firm Transportation Agreements

We work closely with our midstream partners to coordinate our drilling and completion schedule with their well hook up and facility construction schedules to ensure sufficient capacity is available to minimize any delays in turning production into sales.

Gas Gathering and Processing Agreements

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

In 2018, we amended our firm gas gathering services agreement with Eureka Midstream, LLC (“Eureka Midstream”) to gather and compress a substantial portion of our operated production of Dry Gas through Eureka Midstream’s system. This new agreement replaced an existing agreement with Eureka Midstream that we had entered into in 2013. Under the new 20-year agreement, we have firm gathering capacity, which increases during the term of the agreement, from between approximately 275 MMcf to 900 MMcf per day. This agreement provides for reduced gathering and compression charges. Through this agreement, we obtained access to additional downstream pipelines and markets connected to Eureka Midstream including the Rover Pipeline System, accessing our firm transportation capacity. This midstream agreement requires us to make minimum volume deliveries to the Eureka Midstream gathering system or shortfall payments. The following table illustrates the minimum volume commitments under our agreement with Eureka Midstream:

Term	Natural Gas (Mcf/d)
January 2020 – December 2020	310,000
January 2021 – December 2021	355,000
January 2022 – December 2022	400,000
January 2023 – December 2023	362,500
January 2024 – December 2024	331,250
January 2025 – December 2025	250,000
January 2026 – December 2026	202,500
January 2027 – December 2027	165,000
January 2028 – December 2028	140,000
January 2029 – December 2029	122,500
January 2030 – June 2030	105,000

During 2019, Eclipse Resources I, L.P., a wholly owned subsidiary of the Company (“Eclipse I”), entered into a rich gas gathering agreement (firm service – three well pads) with Eureka Midstream, under which Eclipse I committed to the payment of monthly reservation fees for certain maximum daily quantities of gas delivered from three well pads in Monroe County, Ohio.  The rich gas gathering agreement provides for minimum volume commitments with respect to production from the pads, with annual commitments as follows:

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

During 2018, we assigned our option to purchase all of the outstanding equity interests of Cardinal NE Holdings, LLC (“Cardinal”), a wholly owned subsidiary of Cardinal Midstream II, LLC, which owns midstream infrastructure with associated gathering rights on acreage in the Flat Castle area, to DTE Pipeline Company (“DTE”).  The option was exercised and DTE completed its acquisition of Cardinal in July 2018.  The legacy gathering agreement for our Flat Castle area was assigned to DTE and does not require us to make minimum volume deliveries or shortfall payments.

As part of the BRMR Merger, we assumed a gas gathering contract for Triad Hunter, LLC (“Triad Hunter”), a wholly owned subsidiary of BRMR, with Eureka Midstream for operated acreage located in Eastern Ohio and West Virginia.  The gas gathering contract provides for minimum volume commitments determined on a system-wide basis with volume banking, with annual commitments of 210,000 MMBtu per day for 2019 through 2033.  In addition, the contract includes a minimum volume commitment of 50,000 Mcf per day for a compression facility through December 2033.

Also, as part of the BRMR Merger, we assumed Triad Hunter’s gas processing agreement with MarkWest Liberty Midstream and Resources, LLC (“MarkWest”).  The agreement provides for minimum volume commitments of 37,500 Mcf per day and expires in November 2024.  Effective May 1, 2019, this agreement was amended to reflect an adjusted acreage dedication and reduced processing fee.

Firm Transportation Agreements

The following table illustrates the natural gas firm transportation and sales volumes associated with our operated assets:

Firm Sales & Transportation	Start Date	Term	Volume (MMBtu/d)	Market
Columbia Gas Transmission (“TCO”)	October 2016	15 years	205,000	TCO Pool
Rover Pipeline System	June 2018	15 years	100,000	Gulf Coast
Rover Pipeline System	June 2018	15 years	50,000	Canada
Rockies Express Pipeline, LLC (“REX”)	March 2016	15 years	38,000	Midwest
REX	March 2016	15 years	12,000	Midwest
REX	October 2018	9 years	50,000	Midwest
Equitrans, L.P.	March 2019	5 years	50,000	REX Interconnect
Equitrans, L.P.	January 2025	4 years	35,000	REX Interconnect

As of December 31, 2019, our natural gas firm transportation commitments through 2033 include:

Year Ended December 31,	Volume of Natural Gas (MMBtu/d)
2020	505,000
2021	505,000
2022	505,000
2023	505,000
2024	505,000
2025	490,000
2026	490,000
2027	490,000
2028	440,000
2029	440,000
2030	405,000
2031	405,000
2032	150,000
2033	150,000

 Other Midstream Agreements

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

In August 2014, we entered into an agreement with EnLink Midstream Operating, LP (“EnLink Midstream”) for the marketing of our condensate and operation of our condensate stabilization facilities. Under the terms of the agreement, among other things, EnLink Midstream purchased two of our existing condensate stabilization facilities and plans to construct and operate additional facilities to support our drilling program in the Utica Shale. This midstream agreement requires us to make minimum volume deliveries to the condensate stabilization facilities or shortfall payments. As of December 2019, we had fulfilled our firm commitments with EnLink Midstream.

In December 2014, we entered into a 10-year firm transportation and marketing agreement with Blue Racer to market a substantial portion of our operated production of propane and butane through Blue Racer’s firm capacity on Sunoco’s Mariner East II Project. Commencing operations in late 2018, the Mariner East II Project connects the

NGL resources in the Marcellus and Utica Shale to Sunoco’s existing infrastructure and international port at its Marcus Hook facility near Philadelphia.  During 2018, we modified the agreement to eliminate minimum volume commitments or shortfall payments, while maintaining our ability to market a portion of our operated production of propane and butane through the Mariner East II Project.  Through this agreement, we export propane and butane in order to potentially capture the premium pricing offered by international markets, but also retain the ability to sell domestically.

In April 2017, we entered into a 2-year hauling and marketing agreement with Marathon Petroleum Company, LP (“Marathon” or “Marathon Petroleum”) to sell condensate volumes. As a part of this contract, Marathon picked up the produced condensate at our stabilization facilities and well pads and hauled it away utilizing their own fleet of vehicles or third-party services. The title and risk of loss passed to Marathon at the intake flange of our stabilization facilities under the terms of this contract.  This agreement expired in March 2019 and we are currently using short-term agreements to sell condensate volumes to various purchasers going forward.

See “Item 1A. Risk Factors” for a discussion of risks and uncertainties relating to our gathering, processing, fractionation, and firm transportation arrangements.

Recent Developments

2020 Capital Budget

Our Board of Directors recently approved an initial capital budget for 2020 of between approximately $190 - $210 million, allocated approximately 95% for drilling and completions activities and approximately 5% for land capital requirements. The 2020 capital budget is expected to be substantially funded through internally generated cash flows, the Company’s current cash balance and borrowings under our revolving credit facility.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Proved Reserves. Our historical proved reserve estimates were prepared by SIS for the years ended December 31, 2019 and 2018 and Netherland, Sewell & Associates, Inc. (“NSAI”) for all prior years. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regard to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Neither SIS nor NSAI owns an interest in any of our properties, nor are they employed by us on a contingent basis. A copy of SIS’s proved reserve reports as of December 31, 2019 and 2018 and NSAI’s proved reserve report as of December 31, 2017 are attached hereto as exhibits.

We maintain an internal staff of engineers and geoscience professionals who work closely with SIS to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets. Our internal technical team members meet with SIS periodically during the period covered by the proved reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information for our properties to SIS, such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Matthew H. Rucker, our Executive Vice President, Resource Planning and Development, is primarily responsible for overseeing the preparation of all of our reserve estimates. Mr. Rucker is an engineer with approximately twelve years of reservoir engineering experience and our reservoir engineering staff has an average of approximately seven years of industry experience.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical production data, which data is based on actual production as reported by us;
•	preparation of reserve estimates by Mr. Rucker or under his direct supervision;

•

review by Mr. Rucker of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new proved undeveloped reserves additions by our President and Chief Executive Officer;

•	direct reporting responsibilities by Mr. Rucker to our President and Chief Executive Officer; and
•	verification of property ownership by our land department.

SIS evaluated the proved reserves of 2,729.8 Bcfe and 1,864.7 Bcfe as of December 31, 2019 and 2018, respectively.  Schlumberger Technology Corporation was founded in 1926 and is the world’s leading provider of technology for reservoir characterization, drilling, production and process to the oil and natural gas industry.  SIS provides consulting, information management, and IT infrastructure services and sells proprietary software to customers in the oil and natural gas industry.  SIS also offers expert consulting services for reservoir characterization, field development planning and production enhancement.  The Lead Evaluator for the evaluation was Charles M. Boyer II, and his qualifications, independence, objectivity, and confidentiality meet the requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  He has over 27 years of practical experience in the estimation and evaluation of reserves.  Mr. Boyer has been an employee of SIS since 1998 and is currently the Technical Team Leader and Advisor-Unconventional Reservoirs.  His responsibilities include reserves evaluation, acquisition and divestiture analysis, unconventional reservoir analysis, and underground gas storage evaluation.  Mr. Boyer graduated with a Bachelor of Science degree in Geological Sciences from The Pennsylvania State University in 1976; he is a registered Professional Geologist in the Commonwealth of Pennsylvania (No. PG004509), a Certified Petroleum Geologist of the American Association of Petroleum Geologists (No. 5733), and is a member in good standing of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, the American Association of Petroleum Geologists, and the Society for Mining, Metallurgy, and Exploration.

The reserves estimate as of December 31, 2017 shown herein is based upon evaluations prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Steven W. Jansen and Mr. Edward C. Roy III.  Mr. Jansen, a Licensed Professional Engineer in the State of Texas (No. 112973), has been practicing consulting petroleum engineering at NSAI since 2011 and has over 4 years of prior industry experience.  He graduated from Kansas State University in 2007 with a Bachelor of Science Degree in Chemical Engineering.  Mr. Roy, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 2364), has been practicing consulting petroleum geoscience at NSAI since 2008 and has over 11 years of prior industry experience.  He graduated from Texas Christian University in 1992 with a Bachelor of Science Degree in Geology and from Texas A&M University in 1998 with a Master of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Estimation of Proved Reserves. Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2019, 2018, and 2017 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into four broad categories or methods: (1) production performance-based methods; (2) material balance-based methods; (3) volumetric-based methods and (4) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserves for proved developed producing wells were estimated using production performance methods for the vast majority of properties. Certain new producing properties with very little production history were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing reserve estimates, for developed and undeveloped properties, were forecast using either volumetric or analogy methods, or a combination of both. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved undeveloped reserves for our properties.

To estimate economically recoverable proved reserves and related future net cash flows, SIS and NSAI considered many factors and assumptions, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates.

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

Summary of Natural Gas, NGLs and Oil Reserves. The following table presents our estimated net proved natural gas, NGLs and oil reserves as of December 31, 2019 and 2018, based on the proved reserve reports prepared by SIS, our independent petroleum engineers for the years ended December 31, 2019 and 2018, and as of December 31, 2017, based on the proved reserve report prepared by NSAI, our independent petroleum engineers for the year ended December 31, 2017, and such proved reserve reports have been prepared in accordance with the rules and regulations of the SEC. Our estimated proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December for the years 2019, 2018, and 2017. For oil and NGLs volumes, the SEC benchmark average WTI spot price of $55.85 per barrel for December 31, 2019, $65.56 per barrel for December 31, 2018 and $51.34 per barrel for December 31, 2017, is then adjusted by our property group for quality, transportation fees and regional price differentials. For gas volumes, the SEC benchmark average NYMEX Henry Hub spot price of $2.58 per MMBtu for December 31, 2019, $3.10 per MMBtu for December 31, 2018 and $2.98 per MMBtu for December 31, 2017 is then adjusted by our property group for energy content, transportation fees and regional price differentials. All prices are held constant throughout the lives of the properties. All of our proved reserves are located in the United States. Copies of the proved reserve reports as of December 31, 2019 and 2018 prepared by SIS and December 31, 2017 prepared by NSAI with respect to our properties are included as exhibits to this Annual Report. Our estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

	2019	2018	2017
Proved Developed Reserves:
Natural gas (Bcf)	1,183.2	501.0	334.6
NGLs (MBbls)	39,316.3	20,213.8	13,782.9
Oil (MBbls)	12,512.6	8,058.7	6,449.6
Combined (Bcfe)	1,494.2	670.7	456.0
Proved Undeveloped Reserves:
Natural gas (Bcf)	954.5	1,030.2	755.5
NGLs (MBbls)	29,043.2	14,517.2	28,147.7
Oil (MBbls)	17,812.2	12,793.4	13,031.2
Combined (Bcfe)	1,235.6	1,194.1	1,002.6
Proved Reserves:
Natural gas (Bcf)	2,137.7	1,531.2	1,090.1
NGLs (MBbls)	68,359.4	34,730.9	41,930.6
Oil (MBbls)	30,324.8	20,852.1	19,480.8
Combined (Bcfe)	2,729.8	1,864.7	1,458.6

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

Additional information regarding our proved reserves can be found in the notes to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and the proved reserve reports as of December 31, 2019, 2018, and 2017, which are included as exhibits to this Annual Report.

Proved Reserves Additions and Revisions

To maintain and grow production and cash flow, we must continue to develop existing proved reserves and locate or acquire new natural gas, NGLs and oil reserves. The following is a discussion of net proved reserves, reserve additions and revisions and future net cash flows from proved reserves.

	Natural Gas (Bcf)	NGLs (MBbls)	Oil (MBbls)	Total (Bcfe)
Proved Reserves:
December 31, 2016	386.4	8,675.5	5,157.7	469.4
Reserve revisions	515.1	20,327.3	9,746.8	695.6
Extensions and discoveries	274.4	15,598.8	6,192.9	405.1
Acquisitions	1.6	42.6	5.8	1.9
Production	(87.4)	(2,713.6)	(1,622.4)	(113.4)
December 31, 2017	1,090.1	41,930.6	19,480.8	1,458.6
Reserve revisions	5.6	(8,307.5)	231.2	(42.8)
Extensions and discoveries	515.8	4,059.4	2,995.7	558.1
Acquisitions	9.9	551.4	522.2	16.3
Divestitures	(0.2)	—	—	(0.2)
Production	(90.0)	(3,503.0)	(2,377.8)	(125.3)
December 31, 2018	1,531.2	34,730.9	20,852.1	1,864.7
Reserve revisions	(77.0)	4,454.5	(1,569.8)	(59.6)
Extensions and discoveries	418.7	19,016.3	11,078.1	599.2
Acquisitions	418.9	14,844.0	2,915.2	525.5
Production	(154.1)	(4,686.3)	(2,950.8)	(200.0)
December 31, 2019	2,137.7	68,359.4	30,324.8	2,729.8

During the year ended December 31, 2019, we increased proved reserves by 865.1 Bcfe compared to the year ended December 31, 2018, primarily through extensions and acquisitions. This increase in proved reserves was comprised of 599.2 Bcfe of extensions and 525.5 Bcfe of acquisitions.  The increase was offset by 200.0 Bcfe of production and 59.6 Bcfe of revisions primarily driven by a decrease in SEC pricing.

Future Net Cash Flows. At December 31, 2019, 2018, and 2017, the standardized measure of estimated future net cash flows after income taxes from our proved reserves was $1,195.8 million, $1,329.3 million and $729.7 million, respectively.  At December 31, 2019, 2018, and 2017, the PV-10 value of estimated future net cash flows before income taxes from our proved reserves was $1,470.7 million, $1,366.7 million and $729.7 million, respectively. These PV-10 values were calculated based on the unweighted average first-day-of-the-month oil and gas prices for the prior twelve months held flat for the life of the reserves.

The following table sets forth the estimated future net cash flows from our proved reserves (without giving effect to our commodity hedges), the present value of those net cash flows before income tax (PV-10) and the present value of those net cash flows after income tax (standardized measure):

	Year Ended December 31,
(In thousands)	2019	2018	2017
Future net cash flows	$3,363,019	$2,909,969	$1,538,529
Present value of future net cash flows:
Before income tax (PV-10)	$1,470,651	$1,366,655	$729,686
Income taxes	(274,827)	(37,345)	—
After income tax (standardized measure)	$1,195,824	$1,329,310	$729,686

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

Proved Undeveloped Reserves (PUDs)

As of December 31, 2019, our proved undeveloped reserves were comprised of 17,812.2 MBbls of oil, 954.5 Bcf of natural gas and 29,043.2 MBbls of NGLs, for a total of 1,235.6 Bcfe. As of December 31, 2018, our proved undeveloped reserves were comprised of 12,793.4 MBbls of oil, 1,030.2 Bcf of natural gas and 14,517.2 MBbls of NGLs, for a total of 1,194.1 Bcfe.  As of December 31, 2017, our proved undeveloped reserves were comprised of 13,031.2 MBbls of oil, 755.5 Bcf of natural gas and 28,147.7 MBbls of NGLs, for a total of 1,002.6 Bcfe.  PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes our changes in PUDs during 2017, 2018, and 2019 (in Bcfe):

Balance, December 31, 2016	171.6
Reserve revisions(1)	528.5
Acquisitions	1.3
Extensions and discoveries	391.2
Transfers to proved developed	(90.0)
Balance, December 31, 2017	1,002.6
Reserve revisions(2)	(101.8)
Acquisitions	11.6
Extensions and discoveries	409.8
Transfers to proved developed	(128.1)
Balance, December 31, 2018	1,194.1
Reserve revisions(3)	(130.0)
Acquisitions	94.2
Extensions and discoveries	498.7
Transfers to proved developed	(421.4)
Balance, December 31, 2019	1,235.6

(1)

Revisions to previous estimates are comprised of 91.1 Bcfe of negative technical revisions primarily due to well performance, 620.6 Bcfe of positive revisions related to pricing and differential changes, and negative revisions of 1.0 Bcfe due to expense assumption changes.

(2)

Revisions to previous estimates are comprised of 22.3 Bcfe of positive revisions primarily due to well performance, 8.0 Bcfe of positive revisions related to pricing and differential changes, and negative revisions of 132.1 Bcfe due to changes in well spacing assumptions.

(3)

Revisions to previous estimates are comprised of 158.0 Bcfe of positive revisions primarily due to adjustments to well performance, capital allocation, and lease operating expense, 243.8 Bcfe of negative revisions related to pricing and differential changes and 44.2 Bcfe of negative revisions due to changes in development.

During the year ended December 31, 2019, we converted approximately 421.4 Bcfe, or 35.3% of our proved undeveloped reserves as of December 31, 2018, to proved developed reserves at a capital cost of approximately $245.9 million.  Estimated future development costs relating to the development of our proved undeveloped reserves as of December 31, 2019 are approximately $920.6 million over the next five years.  All PUD drilling locations are scheduled to be converted to proved developed within five years of initial disclosure, with more than 60% of the future development costs expected to be spent in the next three years.

The development plan is formulated by our resource development and planning department and reviewed by our reserves committee and senior management.  This plan is frequently reviewed to ensure all capital is allocated to the wells that have the highest rate of return and optimal development profile within the undrilled well inventory.  This process may cause wells that were previously planned to be developed within five years to be rescheduled beyond five years and therefore no longer included as proved undeveloped wells in future filings.

Production and Price History

The following table sets forth information regarding net production of natural gas, NGLs and oil, and certain price and cost information for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Total Utica production volumes:
Natural gas (MMcf)	140,044.1	86,803.3	87,055.0
NGLs (MBbls)	4,072.2	3,499.8	2,710.1
Oil (MBbls)	2,578.8	2,246.4	1,612.6
Combined (MMcfe)	179,950.1	121,280.5	112,991.2
Average Utica daily production volumes:
Natural gas (Mcf/d)	383,683	237,817	238,507
NGLs (Bbls/d)	11,157	9,589	7,425
Oil (Bbls/d)	7,065	6,154	4,418
Combined (Mcfe/d)	493,012	332,277	309,567
Total Marcellus production volumes:
Natural gas (MMcf)	14,093.4	3,162.4	349.2
NGLs (MBbls)	614.1	3.3	3.6
Oil (MBbls)	372.0	131.6	9.8
Combined (MMcfe)	20,010.0	3,971.8	429.6
Average Marcellus daily production volumes:
Natural gas (Mcf/d)	38,612	8,664	957
NGLs (Bbls/d)	1,682	9	10
Oil (Bbls/d)	1,019	361	27
Combined (Mcfe/d)	54,822	10,882	1,177
Total production volumes:
Natural gas (MMcf)	154,137.5	89,965.7	87,404.2
NGLs (MBbls)	4,686.3	3,503.1	2,713.7
Oil (MBbls)	2,950.8	2,378.0	1,622.4
Combined (MMcfe)	199,960.1	125,252.3	113,420.8
Average daily production volumes:
Natural gas (Mcf/d)	422,295	246,481	239,464
NGLs (Bbls/d)	12,839	9,598	7,435
Oil (Bbls/d)	8,084	6,515	4,445
Combined (Mcfe/d)	547,834	343,159	310,744
Average Realized Price (including cash settled derivatives and firm transportation):
Natural gas ($/Mcf)	$1.99	$2.41	$2.34
NGLs ($/Bbl)	18.45	24.32	21.96
Oil ($/Bbl)	50.01	50.47	46.14
Combined ($/Mcfe)	$2.70	$3.37	$2.99
Expenses (per Mcfe):
Lease operating	$0.22	$0.23	$0.18
Transportation, gathering and compression	1.04	1.10	1.10
Production, severance and ad valorem taxes	0.06	0.08	0.07
Depreciation, depletion, amortization and accretion	0.77	1.07	1.05
General and administrative	0.35	0.35	0.39

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2019 relating to our leasehold acreage. Developed acres are acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned. A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

	Developed Acreage		Undeveloped Acreage		Total Acreage
Area	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Ohio	68,353	46,229	243,884	187,531	312,237	233,760
Pennsylvania	2,928	2,859	39,657	35,815	42,585	38,674
West Virginia	5,854	5,684	50,112	44,044	55,966	49,728
Total	77,135	54,772	333,653	267,390	410,788	322,162

(1)

United Company owns a right to participate for a 12.5% working interest in approximately 1,368 gross acres within our area of mutual interest with Antero Resources Corporation. In calculating our net acreage, we have assumed that United Company will elect to participate in all wells in which they have a right to participate for their full interest and have deducted this 12.5% working interest from our net acreage where applicable.

As part of the BRMR Merger, we became party to a Joint Development Agreement (“JDA”) in which an unaffiliated third party owns the right to participate for a 40% working interest in approximately 19,143 gross acres within our JDA area of mutual interest located predominately in Benton, Ludow and Grandview townships in Monroe and Washington Counties, Ohio.  In calculating our net acreage, we have assumed that the unaffiliated third party will elect to participate in all wells in which it has a right to participate for its full interest and have deducted this 40% working interest from our net acreage where applicable.

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms, although approximately 56% of our leases in the Utica Core Area have a 3-5 year extension at our option. The following table sets forth the total gross and net undeveloped acres as of December 31, 2019 that will expire over the next five years unless operations have commenced on the leasehold acreage or lands pooled therewith have been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities:

Year Ending December 31,	Gross Acres	Net Acres
2020	29,149	23,806
2021	18,764	12,449
2022	11,001	4,899
2023	7,611	4,233
2024 and beyond	18,867	13,650

In 2020, we expect to incur approximately $5.7 million related to delay rentals and lease extensions related to acreage that would otherwise expire during 2020.

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

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	39	30.8	30	17.6	25	22.2
Dry holes	—	—	—	—	—	—
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry holes	—	—	—	—	—	—
Total:
Productive	39	30.8	30	17.6	25	22.2
Dry holes	—	—	—	—	—	—

All of these productive wells are gas wells. Many of our gas wells also produce oil, condensate and NGLs. As of December 31, 2019, we had 7 gross (5.9 net) wells in the process of drilling, completing or shut in awaiting infrastructure that are not reflected in the above table.

Operations

General

As of December 31, 2019, we operated approximately 98% of our net acreage. As operator, we design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ engineers, geologists and land professionals who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Major Customers

For the year ended December 31, 2019, sales to BP Energy Company (“BP”) and Marathon represented approximately 23% and 20% of our total sales, respectively.  For the year ended December 31, 2018, sales to Marathon represented approximately 25% of our total sales. For the year ended December 31, 2017, sales to Emera Energy Services, Inc. (“Emera Energy Services”) and Marathon represented approximately 17% and 10% of our total sales, respectively. Although a substantial portion of production is purchased by these major customers, we do not believe the loss of any one or several customers would have a material adverse effect on our business, as other customers or markets would be accessible to us.

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

We own interests in properties located onshore in primarily three U.S. states. These states regulate drilling and operating activities by requiring, among other things, permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing or discharge of waste materials, the size of drilling and spacing units or proration units and the density of wells that may be drilled, unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states have the power to prorate production to the market demand for oil and gas. The failure to comply with these rules and regulations can result in substantial penalties.

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

The Energy Policy Act of 2005, or the EPAct 2005, among other matters, amended the NGA to add an anti-manipulation provision, which makes it unlawful for any entity, directly or indirectly, to use or employ, in connection with the purchase or sale of natural gas or the purchase of natural gas transportation services subject to FERC jurisdiction, any manipulative or deceptive device or contrivance of such rules and regulations as FERC may prescribe as necessary in the public interest or for the protection of natural gas ratepayers.  Furthermore, EPAct 2005 provides FERC with additional civil penalty authority. The EPAct 2005 provides FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increases FERC’s civil penalty authority under the Natural Gas Policy Act, or NGPA, from $5,000 per violation per day to $1,000,000 per violation per day. These civil penalty amounts under the NGA and NGPA have been adjusted in accordance with the Federal Civil Penalties Inflation Adjustment Act of 1990, as amended by the Federal Civil Penalties Inflation Adjustment Improvements Act of 2015, from $1,000,000 per violation per day to $1,291,894 per violation per day, effective January 14, 2020.

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

Regulation of Environmental and Occupational Safety and Health Matters

General

Our operations are subject to numerous federal, regional, state, local, and other laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Resource Conservation and Recovery Act, or RCRA, the Clean Water Act, or the CWA, and the Clean Air Act, or the CAA. These laws and regulations, along with state analogs, govern environmental cleanup standards, require permits for air, water, underground injection, and solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. We maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. Additionally, Congress, state legislatures and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs.  In jurisdictions which allow them, direct voter initiatives seeking to restrict oil and gas development could result in similar impacts.

In addition, public and regulatory scrutiny of the energy industry has resulted in increased environmental regulation and enforcement being either proposed or implemented. For example, “Ensuring Energy Extraction Activities Comply with Environmental Laws” was selected by the EPA as a National Compliance Initiative for fiscal years 2017 through 2019.  Although the EPA will discontinue this category as a National Compliance Initiative for fiscal years 2020 through 2023, the energy industry will continue to be subject to increased scrutiny under the “Creating Clean Air for Communities by Reducing Excess Emissions of Harmful Pollutants from Stationary Sources” National Compliance Initiative selected for 2020 through 2023.  According to the EPA’s website, this new initiative will focus on significant sources of volatile organic compound emissions contributing to non-attainment with federal air quality standards and on hazardous air pollutants. This initiative could involve a large-scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties and the imposition of injunctive relief. Noncompliance could also result in an increase in capital expenditures or reduced earnings and hurt our ability to compete in the marketplace. Accidental releases or spills may occur in the course of our operations, and we cannot be sure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Although we believe that we are in substantial compliance with applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, there can be no assurance that this will continue in the future.

The Safe Drinking Water Act and the Underground Injection Control Program

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act, or the SDWA, over hydraulic fracturing activities involving the use of diesel fuel. From time to time, however, Congress has proposed legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of all hydraulic fracturing activities, as well as to require disclosure of the chemical constituents of the fluids used in the fracturing process. Scrutiny of hydraulic fracturing activities by the EPA continues in other ways, with the EPA having completed a final report for a multi-year study of the potential environmental impacts of hydraulic fracturing. In addition, in June 2016, the EPA published final regulations under the CWA for wastewater discharges associated with unconventional oil and natural gas resources, such as low permeability and porosity formations.  Moreover, in 2015, the U.S. Department of the Interior finalized updated requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, well bore integrity and handling of flowback water and, in 2016, the Department of the Interior finalized rules to minimize venting and flaring from wells on federal lands.  Although the Department of the Interior hydraulic fracturing rule has been rescinded and the venting and flaring rule has been replaced with a less stringent version, the original rules could be reinstated through litigation, which could result in material compliance obligations.  Other governmental agencies, including the United States Department of Energy have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. In Ohio, the Department of Natural Resources finalized new horizontal well site construction requirements in 2015.  In 2016, the Pennsylvania Department of Environmental Protection updated its performance standards for surface activities at oil and gas well sites.  Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless regulations can be expected to become stricter in the future, and, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

Hazardous Substances and Wastes

CERCLA, also known as the “Superfund law,” imposes cleanup obligations, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed, or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file corresponding common law claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. While petroleum and crude oil fractions are not considered hazardous substances under CERCLA because of the so-called “petroleum exclusion,” adulterated petroleum products containing other hazardous substances have been treated as hazardous substances in the past.

The RCRA regulates the generation and disposal of solid wastes and hazardous wastes. The RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy.”  These materials are currently regulated as non-hazardous solid wastes.  However, legislation has been proposed from time to time that could reclassify certain natural gas and oil exploration and production wastes as “hazardous wastes,” which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. In addition, the EPA has from time to time been petitioned to reclassify oil and gas wastes as hazardous.  If such legislation were to be enacted, or the regulatory exemption rescinded, it could have a significant impact on our operating costs, as well as the natural gas and oil industry in general. Moreover, some ordinary industrial wastes that we generate, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous wastes.

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

Air Emissions

The CAA and its state analog and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. The EPA has also established air emission controls for oil and natural gas production and natural gas processing operations. These rules address emissions of various pollutants frequently associated with oil and natural gas production and processing activities by, among other things, requiring new or reworked hydraulically-fractured wells to control emissions through reduced emission (or “green”) completions, or flaring where green completions are not feasible. The rules also established specific requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas-processing plants, and certain other equipment. The EPA is continuing to consider other aspects of its oil and gas air emissions rules and may propose additional amendments. In addition, the U.S. Department of Interior finalized rules to reduce venting and flaring from oil and natural gas operations located on federal lands.  In September of 2018, the Department of the Interior decreased the stringency of the venting and flaring rules; however, the replacement rule is under legal challenge and could be reinstated.  If reinstated, the original rule may require a number of modifications to our own operations, including the installation of new equipment to control emissions. Compliance with such rules could result in additional costs for us and our customers, including increased capital expenditures and operating costs, which may adversely impact our cash flows and results of operations.

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

Endangered Species Act and Migratory Bird Treaty Act

The Endangered Species Act, or the ESA, and similar applicable state legislation restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. For example, regulations designed to protect the Indiana bat (Myotis soldalis), which is an endangered species protected by the ESA and similar state legislation, restrict or increase the cost of our operations by, among other things, limiting our ability to clear trees to establish rights of way or pad locations on some of our acreage during certain periods of the year. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds we believe that we are in substantial compliance with the ESA, similar applicable state legislation and the Migratory Bird Treaty Act, and we are not aware of any proposed ESA listings that will materially affect our operations. However, the designation of previously unidentified endangered or threatened species, including as a result of petitions submitted to the United States Fish and Wildlife Service from time to time by environmental groups, could cause us to incur additional costs or become subject to operating restrictions or bans in the affected states.

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

Employees

As of December 31, 2019, we had 236 full-time employees. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We utilize the services of independent contractors to perform various field and other services.

Corporate Information

Our principal executive offices are located at 122 West John Carpenter Freeway, Suite 300, Irving, Texas 75039, and our telephone number is (469) 444-1647. Our website is www.montageresources.com. We expect to make our periodic reports and other information filed with, or furnished to, the SEC available free of charge through our website as soon as reasonably practicable after those reports and other information are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The information on, or otherwise accessible through, our website or any other website does not constitute a part of this Annual Report.

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

The prices we receive for our natural gas, NGLs and oil production heavily influence our revenue, operating results, profitability, access to capital, future rate of growth and carrying value of our properties. Natural gas, NGLs and oil are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities markets have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	worldwide and regional economic conditions impacting the global supply of and demand for natural gas, NGLs and oil;
•	the price and quantity of imports of foreign natural gas, including liquefied natural gas, foreign oil and refined products;
•	the price and quantity of exported domestic crude oil, natural gas, including liquefied natural gas, NGLs and refined products;
•	political conditions in or affecting other producing countries, including conflicts in the Middle East, Africa, South America and Russia;
•	the level of global exploration and production;
•	the level of global inventories;
•	changes in the level of consumer and industrial demand, including impacts from global or national health epidemics and concerns, such as the recent coronavirus (COVID-19);
•	prevailing prices on local price indexes in the areas in which we operate and expectations about future commodity prices;
•	the actions of the Organization of the Petroleum Exporting Countries;
•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;
•	the cost of exploring for, developing, producing and transporting reserves;
•	speculative trading in natural gas and crude oil derivative contracts;
•	risks associated with operating drilling rigs;
•	increased end-user conservation or conversion of alternative fuels;
•	the price and availability of competitors’ supplies of natural gas, NGLs, oil and alternative fuels;
•	localized and global supply and demand fundamentals and transportation availability;
•	adverse or severe weather conditions and other natural disasters;
•	technological advances affecting energy consumption and production; and

•	domestic, local and foreign governmental regulation and taxes.

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

During the eight years prior to December 31, 2019, natural gas prices at Henry Hub have ranged from a high of $8.15 per MMBtu in 2014 to a low of $1.49 per MMBtu in 2016. On December 31, 2019, the Henry Hub spot market price of natural gas was $2.09 per MMBtu. The reduction in prices has been caused by many factors, including increases in natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. In addition, oil prices have declined significantly since the second half of 2014. The price of WTI crude oil was $61.14 per barrel on December 31, 2019, which is a significant decline from $106.07 per barrel on June 30, 2014. This environment could cause the commodity prices for oil and natural gas to remain at currently depressed levels or to fall to lower levels. If commodity prices remain depressed for lengthy periods, we may be required to write down the value of our oil and natural gas properties, and some of our undeveloped locations may no longer be economically viable.  For example, for the year ended December 31, 2019, we recorded an impairment charge on certain oil and gas properties of $45.8 million for unproved properties, primarily attributable to lower commodity prices, and we have recorded impairment charges in prior years for similar reasons. In addition, sustained low commodity prices will negatively impact the value of our estimated proved reserves, which will negatively affect the borrowing base under our revolving credit facility and reduce the amounts of cash we would otherwise have available to pay expenses and service any indebtedness that we may incur. In such a case, we may be required to sell assets or raise capital by issuing additional debt or equity in order to pay expenses and service indebtedness. Furthermore, the value of our assets, if sold, may not be sufficient to pay our expenses or service our indebtedness.

If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we will be required to take write-downs of the carrying values of our properties.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. For example, for the year ended December 31, 2019, we recorded an impairment charge on certain oil and gas properties of $45.8 million for unproved properties, primarily attributable to lower commodity prices, and we have recorded impairment charges in prior years for similar reasons. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to further write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. We may incur additional impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

If commodity prices do not improve or worsen or if we are unable to increase our liquidity, we could experience ratings downgrades.

If commodity prices do not improve or worsen or if we are unable to increase our liquidity, we could experience ratings downgrades. For example, in January 2016, Moody’s downgraded our corporate family credit rating and the rating of our 8.875% senior unsecured notes due 2023 primarily due to the effect of high leverage, low natural gas prices and significant production curtailments on our ability to generate cash flow from operations. These ratings were subsequently upgraded by Moody’s in July 2017 and March 2019. In the event of any future downgrade, certain of our service providers, including our pipeline providers, could attempt to require us to post collateral or provide other assurances of our ability to perform our obligations under our contracts with such providers, which would negatively affect our liquidity and the borrowing base under our revolving credit facility and, in turn, increase the risk of additional downgrades.

Our development and exploration projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, or at all, which could lead to a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We have made, and if commodity prices rebound, expect to continue to make, substantial capital expenditures for the development and acquisition of oil and natural gas reserves. We expect to fund our capital expenditures in 2020 and subsequent to 2020 with cash on hand, cash generated by our operations and financing activities, which may include borrowings under our revolving credit facility, proceeds from non-core asset sales, and issuances of debt or equity. If we do not have sufficient borrowing availability under our revolving credit facility due to the current commodity price environment or otherwise, we may seek alternate debt or equity financing options (including, subject to compliance with our debt agreements, the issuance of first lien notes or other priority lien obligations), to sell assets or to further reduce our capital expenditures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices and differentials, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in realized natural gas, NGLs or oil prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that a portion of our cash flows from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flows from operations to fund working capital, capital expenditures and acquisitions.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and additives under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. However, with increased public concern regarding the potential for hydraulic fracturing to adversely affect drinking water supplies or other environmental impacts, proposals have been made, and in many cases finalized, to enact federal, state and local legislation and regulations that would increase, or have increased, the regulatory burden imposed on hydraulic fracturing. For example, the U.S. Environmental Protection Agency (the “EPA”) issued regulations to control air emissions from oil and natural gas production and natural gas processing operations, then proposed and finalized additional air emissions regulations from oil and natural gas production and natural gas processing operations, completed a multi-year study examining the potential impacts of hydraulic fracturing on drinking water resources, established standards for wastewater discharges from oil and gas extraction activities and released an Advance Notice of Proposed Rulemaking to solicit public comment on potential chemical disclosure requirements. The U.S. Congress continues to consider amending the Safe Drinking Water Act to remove the exemption for hydraulic fracturing activities and to require disclosure of additives constituents of fluids used in the fracturing process. The Department of the Interior released final rules to regulate hydraulic fracturing activities on federal lands and to limit venting and flaring from production operations.  Although the Department of the Interior hydraulic fracturing rules have been rescinded and the venting and flaring rule has been replaced with a less stringent version, both are the subject of litigation that could result in the prior version of such rules becoming effective and it is possible that amended or similar rules will be proposed and finalized.  In addition, the United States has made commitments to reduce greenhouse gas emissions under the Paris Agreement, part of the United Nations Framework Convention on Climate Change.  The Trump administration has begun the process to formally withdraw from the Paris Agreement, but under the terms of the agreement the U.S. will remain a party until November 4, 2020.

If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for us to perform fracturing. Any such regulations limiting or prohibiting hydraulic fracturing or imposing punitive taxation could reduce our oil and natural gas exploration and production activities and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed.

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

We have been an early entrant into the Utica Core Area and have also been an early entrant into the portion of the Marcellus Shale underlying our Marcellus Area. As a result, our expected well results in these areas are uncertain, and the value of our undeveloped acreage will decline if well results are unsuccessful.

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

Although we generated net income of $31.8 million, $18.8 million, and $8.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, we incurred a net loss in each of the prior years since our inception. Our development of and participation in prospects has required, and if commodity prices rebound will require, substantial capital expenditures. The uncertainty and factors described throughout this “Risk Factors” section may impede our ability to economically find, develop and acquire oil and natural gas reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt obligations.

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

In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The value of our assets, particularly in times of low or volatile commodity prices, may not be sufficient to satisfy our liquidity needs or to repay our indebtedness. Furthermore, the credit agreement governing our revolving credit facility, which we refer to as the Credit Agreement, and the indenture governing our senior unsecured notes restrict our subsidiaries’ ability to dispose of assets and our subsidiaries’ use of the proceeds from any such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations and fund our operations.

As of December 31, 2019, we had approximately $640.5 million in total indebtedness, excluding discount, and approximately $340.8 million of available borrowing capacity under our revolving credit facility (after giving effect to approximately $29.2 million of outstanding letters of credit and $130.0 million of outstanding borrowings).

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

Our producing properties are primarily concentrated in the Appalachian Basin, which makes us vulnerable to risks associated with operating in one major geographic area.

Our producing properties are primarily geographically concentrated in the Appalachian Basin. At December 31, 2019, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages, weather related conditions or interruption of the processing or transportation of natural gas, NGLs or oil. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations. In addition, a number of areas within the Appalachian Basin have historically been subject to mining operations, the existence of which could require coordination to avoid adverse impacts as a result of drilling and mining in close proximity. These restrictions on our operations, and any similar restrictions, can cause delays or interruptions or can prevent us from executing our business strategy, which could have a material adverse effect on our financial condition and results of operations.

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

We frequently participate as a non-operator in the drilling and completion of wells with third parties that exercise exclusive control over such operations. As a non-operator participant, we rely on the third-party operating company to successfully operate these properties pursuant to joint operating agreements and other similar contractual arrangements.

As a non-operator participant in these operations, we may not be able to maximize the value associated with these properties in the manner we believe appropriate, or at all. For example, we cannot control the success of drilling and development activities on properties operated by third parties, which depend on a number of factors under the control of a third party operator, including such operator’s determinations with respect to, among other things, the nature and timing of drilling and operational activities, the timing and amount of capital expenditures and the selection of suitable technology. In addition, the third-party operator’s operational expertise and financial resources and ability to gain the approval of other participants in drilling wells will impact the timing and potential success of our drilling and development activities in a manner that we are unable to control. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are favorable to us could reduce our production and revenues, negatively impact our liquidity and cause us to spend capital in excess of our current plans, and have a material adverse effect on our financial condition and results of operations.

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

A significant portion of our Utica Core Area acreage position is dedicated to long-term firm gas gathering, processing and fractionation agreements with primary terms of approximately 14 years. These agreements give us priority service and capacity over non-firm parties that wish to utilize the gas processing and fractionation plants and gas gathering system. As a result of such dedications, a significant portion of our operated wet gas acreage is committed to Blue Racer for gathering, processing and fractionation. Additionally, a significant portion of our operated dry gas acreage is committed to Eureka Midstream for gathering and a significant portion of our operated wet gas acreage is committed to EnLink Midstream for condensate gathering and stabilization. While we believe we have reserved sufficient capacity at these plants and on such systems to gather, process, fractionate and stabilize all of our projected production associated with our proved resources and a significant portion of our projected production from the Utica Core Area, that capacity may not be sufficient to handle all of our production or the plants and systems may experience significant mechanical problems or delays in construction or become unavailable to us due to unforeseen circumstances. As a result, we may be required to find alternative markets and gathering, processing or fractionation arrangements for our production from the Utica Core Area that is committed under these agreements, and such alternative arrangements may only be available on less favorable terms, or not at all.

We currently do not have long-term gathering agreements with providers with respect to a portion of our undeveloped acreage from our Marcellus Area, and we may not be able to enter into such agreements on favorable terms, or at all.

We have not entered into any gas gathering agreements with respect to our undeveloped acreage from a portion of our Marcellus Area. We may not be able to enter into any such agreements on favorable terms, or at all. Without such agreements, we may not receive priority service or capacity over third parties that utilize the same gas gathering systems. Our inability to obtain sufficient gas gathering for our production from a portion of our Marcellus Area could negatively impact our cash flows, financial condition and results of operations and reduce the overall value of our assets within this area.

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

Significant portions of our contracted firm transportation capacity have not been put into service. To the extent such projects are delayed or cancelled, and we are unable to secure additional long-term firm takeaway capacity on major pipelines that are in existence or currently under construction in our core operating area to accommodate our production and to manage basis differentials, it could have a material adverse effect on our financial condition and results of operations.

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

We currently are and, in the future, expect to be party to contracts with third parties that include contractual minimums.

We are currently party to and expect to continue to be party to service contracts with drilling rig companies that require us to make shortfall payments to such companies if our actual activity level falls below specified contractual minimum activity levels. Moreover, we have entered into service contracts, and in the future may enter into additional service contracts, such as firm pipeline transportation contracts with companies owning interstate pipelines, that require us or may require us to make shortfall payments if our actual throughput falls below specified contractual minimum volumes. For the year ended December 31, 2019, we incurred approximately $2.0 million in shortfall payments under such contracts. As such, we can provide no assurance that our activity levels will be sufficient to satisfy the minimum requirements under our drilling rig contracts or that our future volumes will be sufficient to satisfy the minimum requirements under any such firm transportation contracts. If we fail to satisfy the minimum activity levels or throughput requirements associated with such contracts, we would be obligated to make shortfall payments to our counterparties based on the difference between our actual activity levels and throughput volumes, respectively, and the contract minimums in each case. These differences and the associated shortfall payments could be significant, and we may not be able to generate sufficient cash to cover those obligations, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

The Credit Agreement contains a number of significant covenants, including restrictive covenants that restrict our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;
•	sell assets;
•	make loans to others;
•	make investments;
•	enter into mergers;
•	hedge future production;
•	incur liens;
•	change the nature of our business; and
•	engage in certain other transactions without the prior consent of the lenders.

The indenture governing our senior unsecured notes contains similar restrictive covenants. In addition, the Credit Agreement requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. These restrictions, together with those in the indenture governing our senior unsecured notes, may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants of the Credit Agreement and the indenture governing our senior unsecured notes.

A breach of any covenant in the Credit Agreement or the indenture governing our senior unsecured notes would result in a default under the applicable agreement after any applicable grace periods. A default, if not waived or cured, could result in acceleration of the indebtedness outstanding under the relevant agreement and in a default with respect to, and an acceleration of, the indebtedness outstanding under other debt agreements. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or obtain sufficient capital to refinance such indebtedness. Even if a refinancing were available, it may not be on terms that are acceptable to us. Moreover, an increased interest rate is also payable in connection with a default under the Credit Agreement and certain payment defaults under the indenture governing our senior unsecured notes.

Any significant reduction in our borrowing base or reduction of lender commitments under our revolving credit facility, as a result of the periodic borrowing base redeterminations or otherwise, may negatively impact our ability to fund our capital expenditure plan.

We may fund a portion of our capital expenditure plan through 2020 with future borrowings under our revolving credit facility.  The Credit Agreement limits the amounts we can borrow under our revolving credit facility from time to time up to a specified maximum borrowing base amount or the aggregate amount of lender commitments, whichever is less. The lenders, in their sole discretion, will determine a borrowing base on a semi-annual basis based upon the loan value assigned to the proved reserves attributable to our oil and gas properties evaluated in our most recent reserve report(s). Our lenders may further request two additional unscheduled borrowing base redeterminations during each calendar year. Any increase in the borrowing base will require the consent of the lenders holding 95.0% (or 100.0% if there are fewer than three lenders at the time of determination) of the outstanding credit amounts, or if none are then outstanding, 95% of the commitments (provided that no lender’s commitment may increase without its consent). Distinct from determinations of a borrowing base, each lender, in its sole discretion, will determine the maximum amount of loans it will commit to make under our revolving credit facility based, in part, on general economic considerations and its prevailing lending policies. Outstanding borrowings in excess of the lesser of the specified maximum borrowing base amount or the prevailing aggregate lender commitment must be repaid. If we fail to repay such excess borrowings on a timely basis, we must provide additional oil and gas properties as collateral to the extent necessary to eliminate the deficiency. As of December 31, 2019, the borrowing base under our revolving credit facility was $500 million with $130.0 million in outstanding borrowings under our revolving credit facility, resulting in borrowing availability of approximately $340.8 million (after giving effect to approximately $29.2 million of outstanding letters of credit).

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.

We have made asset and business acquisitions in the past, including, most recently, the BRMR Merger, and we may continue to make acquisitions of assets or businesses in the future that complement or expand our current business. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. Further, the success of any completed acquisition, including the BRMR Merger, depends on our ability to integrate the acquired business effectively into our existing operations and such integration process may involve difficulties that require a disproportionate amount of our managerial and financial resources to resolve. We may also fail to realize the expected benefits of any completed acquisitions and completed acquisitions may subject us to significant transaction costs, unknown liabilities, and/or other unanticipated expenses, such as litigation expenses.

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

In addition, the Credit Agreement and the indenture governing our senior unsecured notes impose certain limitations on our ability to enter into mergers or combination transactions and to make investments. The Credit Agreement and the indenture governing our senior unsecured notes also limit our ability to incur certain indebtedness and liens, which could limit our ability to engage in acquisitions of businesses.

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

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis.

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

Reserve estimates for plays, such as the Utica Core Area, Flat Castle and our Marcellus Area, where we predominately operate, that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. Less production history may contribute to less accurate estimates of reserves, future production rates and the timing of development expenditures. Estimated reserves may not be correlated to perforated lateral length or completion technique. Furthermore, the lack of operational history for horizontal wells in the Utica Core Area, Flat Castle and our Marcellus Area may also contribute to the inaccuracy of future estimates of reserves and could result in our failing to achieve expected results in these plays. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates or management expectations would have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, given the amount of our total estimated proved reserves in relation to the amount of our outstanding debt obligations, the value of our assets may not be sufficient to satisfy our liquidity needs or to repay our indebtedness.

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

As of December 31, 2019, after deducting wells that have been drilled or are in progress, we had identified approximately 220.0, 22.0, 133.0, 95.0 and 171.0 net undeveloped Dry Gas, Rich Gas, Condensate, Flat Castle and Marcellus locations, respectively. As a result of the limitations described above, including the recent significant declines in natural gas and oil prices, we may be unable to drill many of our identified drilling locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our identified drilling locations, see “Items 1 and 2. Business and Properties—Our Properties.”

We have acreage that we must commence operations upon before lease expiration in order to hold the acreage by production. If we fail to drill sufficient wells to hold acreage, we incur substantial lease renewal costs, or if renewal is not feasible, lose our lease and prospective drilling opportunities.

Leases on our oil and natural gas properties typically have a primary term of 5 years, after which they expire unless, prior to expiration, we commence operations within the spacing units covering the undeveloped acres. As of December 31, 2019, we had leases representing approximately 29,149 gross (23,806 net) undeveloped acres scheduled to expire in 2020, 18,764 gross (12,449 net) undeveloped acres scheduled to expire in 2021, 11,001 gross (4,899 net) undeveloped acres scheduled to expire in 2022, 7,611 gross (4,233 net) undeveloped acres scheduled to expire in 2023, and 18,867 gross (13,650 net) undeveloped acres scheduled to expire in 2024 and beyond. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms, or at all. Moreover, many of our leases require lessor consent to create units larger than the leases currently permit, which may make it more difficult to hold our leases by production or optimally develop our leasehold position. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, natural gas, NGLs and oil prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, gathering systems and pipeline transportation constraints and regulatory approvals. In order to hold our current leases that are scheduled to expire in 2020 and 2021, we have deployed a strategy to convert our land extension payments into multi-year delay rental payments, which is designed to spread the costs beyond a single year. We cannot assure you that we will have the liquidity to execute on this strategy, that landowners will be willing to enter into this type of lease modification or that we will have the liquidity to otherwise deploy rigs when needed to hold this expiring acreage. Our reserves and future production, and therefore, our future cash flows and income, are highly dependent on successfully extending or developing our undeveloped leasehold acreage and the loss of any leases could materially adversely affect our ability to so develop such acreage.

The standardized measure of discounted future net cash flows from our proved reserves will not be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2019, 2018, and 2017, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas average prices without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

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

Leases in the Appalachian Basin are particularly vulnerable to title deficiencies due to the long history of land ownership in the area, resulting in extensive and complex chains of title. In the course of acquiring the rights to develop oil and natural gas, it is standard procedure for us and the lessor to execute a lease agreement with payment subject to title verification. In most cases, we incur the expense of retaining lawyers, title abstractors or landmen to verify the rightful owners of the oil and gas interests prior to payment of such lease bonus to the lessor. There is no certainty, however, that a lessor has valid title to its lease’s oil and gas interests. In those cases, such leases are generally voided, and payment is not remitted to the lessor. As such, title failures may result in fewer net acres to us. Prior to the drilling of an oil or natural gas well, however, it is the normal practice in our industry for the person or company acting as the operator of the well to obtain a preliminary title review to ensure there are no obvious defects in title to the well. Frequently, as a result of such examinations, curative work must be done to correct defects in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves. Accordingly, undeveloped acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we could suffer a financial loss or an impairment of our assets.

The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

At December 31, 2019, we had 2,729.8 Bcfe of total estimated proved reserves, of which approximately 45% were classified as proved undeveloped. Our approximately 1,235.6 Bcfe of estimated proved undeveloped reserves will require an estimated $920.6 million of development capital over the next 5 years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.

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

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through joint interest receivables ($12.2 million at December 31, 2019) and the sale of our natural gas and oil production ($63.7 million in receivables at December 31, 2019). Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leased properties on which we wish to drill. We can do very little to choose who participates in our wells. For the year ended December 31, 2019, two customers, BP and Marathon, accounted for approximately 23% and 20% of our revenues, respectively. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

We make assumptions and develop expectations about possible expenditures based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new laws and regulations might adversely affect our operations and activities, including drilling, processing, storage and transportation, as well as waste management and air emissions.

Recent Ohio court decisions interpreting the Ohio Dormant Mineral Act and the Ohio Marketable Title Act relating to preservation of mineral rights by surface owners and heirs of reserved mineral interests could complicate title review, delay drilling activities and increase leasehold expenses with respect to some of our leasehold acreage in Ohio.

In September 2016, the Ohio Supreme Court issued a series of decisions relating to the Ohio Dormant Mineral Act, which we refer to as the ODMA. In the lead case, Corban v. Chesapeake Exploration L.L.C., the court concluded that the 1989 version of the ODMA did not transfer ownership of dormant mineral rights automatically, by operation of law. Instead, prior to 2006, surface owners were required to bring a quiet title action in order to establish abandonment of mineral rights. After June 30, 2006 (the effective date of the 2006 version of the ODMA), surface owners are required to follow the statutory notice and recording procedures enacted in 2006. As a result, going forward, it will be more difficult for a surface owner to achieve an abandonment of mineral rights as the Ohio Supreme Court held that the statutory notice and recording provisions of the 2006 version of the ODMA will apply. In addition, mineral interests that may previously have been believed to be automatically abandoned by operation of law under the ODMA will now be valid pursuant to the Ohio Supreme Court’s rulings.

Following the Ohio Supreme Court’s decision in Corban, many landowners began using the Ohio Marketable Title Act, which we refer to as the OMTA, as an alternative means to terminate severed oil and gas interests.  The OMTA is self-executing and automatically extinguishes certain property interests created prior to a landowner’s chain of title to property.  In January 2020, the Ohio Supreme Court accepted jurisdiction over West v. Bode, an appeal from the Seventh District Court of Appeals, to decide whether the ODMA supersedes and controls over the OMTA for disputes involving severed oil and gas interests, or whether the OMTA may be used as an alternative means to terminate severed mineral interests.

These recent Ohio court decisions, and the uncertainty of the continued availability of the OMTA to terminate severed mineral interests, may complicate title review, delay drilling activities and increase leasehold expenses with respect to our operations in Ohio where the majority of our acreage and producing properties are located, any of which could have an adverse effect on our results of operations and financial condition.

Our operations may be exposed to significant delays, costs and liabilities as a result of environmental, health and safety requirements applicable to our business activities.

There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to the handling of our products as they are gathered, transported, processed and stored, air emissions related to our operations, historical industry operations, and water and waste disposal practices. Joint and several strict liability may be incurred without regard to fault under some environmental laws and regulations, including the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, the Oil Pollution Act, and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of natural gas, oil and wastes on, under, or from our properties and facilities. Private parties may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate may be located near current or former third-party oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.

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

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water or dispose of or recycle water used in our exploration and production operations could adversely impact our operations.

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

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases (“GHGs”). The EPA has issued a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG, cap-and-trade programs. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives, but this is potentially subject to change if new or more stringent requirements are imposed. In addition, the United States is currently a party to the Paris Agreement, an international agreement to reduce GHG emissions. Our business and our financial results could be adversely impacted to the extent that the United States implements any additional GHG regulations in accordance with such agreement.  The Trump administration has begun the process to formally withdraw from the Paris Agreement, but under the terms of the agreement the U.S. will remain a party until November 4, 2020.

The costs that may be associated with the impacts of climate change and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, and the demand for and consumption of our products and services (due to changes in both costs and weather patterns). If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. At this time, however, it is not possible to estimate how future laws or regulations, or climatic changes may impact our business.

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

Market conditions or the unavailability of satisfactory natural gas, NGLs or oil transportation arrangements may hinder our access to markets or delay our production. The availability of a ready market for our production depends on a number of factors, including the demand for and supply of natural gas, NGLs or oil and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms and concurrent with the completion of our wells could materially harm our business. We may be required to shut in wells due to lack of a market or inadequacy or unavailability of natural gas, NGLs or oil pipeline or gathering system capacity. In addition, if quality specifications for the third-party pipelines with which we connect change so as to restrict our ability to transport product, our access to markets could be impeded. If our production becomes shut in for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made to deliver the products to market.

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

As described in this Annual Report, most of our executive officers and other key personnel, including our President and Chief Executive Officer, John K. Reinhart, our Executive Vice President and Chief Operating Officer, Oleg E. Tolmachev, our Executive Vice President and Chief Financial Officer, Michael L. Hodges, and our Executive Vice President, Resource Planning and Development, Matthew H. Rucker, have substantial past experience in the acquisition, exploration and development of unconventional natural gas and oil properties, including experience at Ascent Resources, LLC, Chesapeake Energy Corporation, PayRock Energy II, LLC, Ward Energy Partners, LLC, and Rex Energy Corporation. However, the past experience and success of our executive officers and other key personnel with respect to previous endeavors in the natural gas and oil industry is not a guarantee of our future success or profitability.

The loss of senior management or technical personnel could adversely affect operations.

We depend on the services of our senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel, including our President and Chief Executive Officer, John K. Reinhart, our Executive Vice President and Chief Operating Officer, Oleg E. Tolmachev, our Executive Vice President and Chief Financial Officer, Michael L. Hodges, our Executive Vice President, Resource Planning and Development, Matthew H. Rucker, and our Executive Vice President, General Counsel and Corporate Secretary, Paul M. Johnston, could have a material adverse effect on our business, financial condition and results of operations.

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

Cyber-attacks and threats could have a material adverse effect on our business, financial condition or results of operations.

Cyber-attacks may significantly affect the energy industry, including our operations and those of our suppliers and customers, as well as general economic conditions, consumer confidence and spending, and market liquidity.  Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States.  Our insurance may not protect us against such occurrences.  We depend on digital technology in many areas of our business and operations, including, but not limited to, estimating quantities of oil and gas reserves, processing and recording financial and operating data, oversight and analysis of drilling operations, and communications with our employees and third-party customers or service providers.  Deliberate attacks on our assets, or security breaches in our systems or infrastructure, or the systems or infrastructure of third-parties or the cloud, could lead to the corruption or loss of our proprietary and potentially sensitive data, delays in production or delivery of our production to customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, or other operational disruptions and third-party liabilities. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks.  In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs.  To date we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer such losses in the future.  Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations

Increases in interest rates could adversely affect our business.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and execution on certain trading platforms. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing or trade execution. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, margin rules for uncleared swaps could impact liquidity and therefore reduce our ability to execute hedges to reduce risk and protect cash flows. The margin rules are not in effect for all market participants, and therefore the impact of those provisions to us is uncertain.

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

The elimination of tax deductions, as well as any other changes to or the imposition of new federal, state, local or non-US taxes (including the imposition of, or increases in production, severance or similar taxes) could also have a significant impact on our operations and financial performance. For example, the recently enacted U.S. federal income tax legislation commonly referred to as the “Tax Cuts and Jobs Act” is complex and far-reaching and made sweeping modifications to the Internal Revenue Code including lowering the corporate tax rate, changing credits and deductions, and moving to a semi-territorial system for corporations that have overseas earnings.

From time-to-time other U.S. and state tax legislative amendments may be proposed that, if enacted into law, would make additional significant changes to U.S. federal and state income tax laws, such as (i) the elimination of the immediate deduction for intangible drilling and development costs and (ii) an extension of the amortization period for certain geological and geophysical expenditures.

Additionally, we primarily operate in Ohio, Pennsylvania, and West Virginia.  Legislation in these jurisdictions has been proposed from time to time that would impose or increase severance taxes on natural gas and oil extraction.  For example, Ohio has previously considered, and, the Ohio Legislature continues to consider, proposals to increase the current severance tax imposed on production of natural gas or oil in Ohio.  The Commonwealth of Pennsylvania requires an impact fee to be paid on all unconventional wells spud based on a price tier calculation for a period of 15 years.  However, Pennsylvania’s governor and legislature have continued to discuss the imposition of a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus, Upper Devonian, and Utica Shale formations, either in replacement of or in addition to the existing impact fee.  If any legislation imposing or increasing severance taxes is enacted, or other similar changes occur that tax our production or reduce or eliminate deductions currently available with respect to natural gas and oil exploration and development, it could adversely affect our business, financial condition, results of operations and cash flows.

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

The Tax Cuts and Jobs Act is highly complex and subject to interpretation.  The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Cuts and Jobs Act.  In the future, the Treasury Department and the Internal Revenue Service are expected to release regulations relating to and interpretive guidance of the legislation contained in the Tax Cuts and Jobs Act.  Any significant variance of our current interpretation of such legislation from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could negatively affect our business.

Our ability to use our net operating loss carryforward to offset future taxable income is subject to certain limitations and therefore our future tax liability may be greater than expected.

As of December 31, 2019, we estimate that we have available to offset future U.S. federal taxable income approximately $1.4 billion of U.S. federal net operating loss carryforward, portions of which will begin to expire in 2034. Because of the Tax Cuts and Jobs Act, the anticipated federal net operating losses generated in 2018 and 2019 do not expire but may only offset 80% of our taxable income in any given year.

Additionally, our ability to utilize this net operating loss carryforward is dependent upon our ability to generate taxable income in future periods and is limited due to restrictions imposed on the utilization of net operating losses subsequent to an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

Section 382 of the Code generally serves to limit a corporation’s use of its net operating losses after an “ownership change” in the stock of the corporation.  Net operating losses on hand at the time of an ownership change are referred to as “pre-change losses.”  These pre-change losses are subject to an annual limitation based upon the product of: (i) the fair market value of the loss corporation’s stock immediately before the ownership change multiplied by (ii) a federally published rate, which we refer to as the “long-term tax exempt rate”. Further, a loss corporation with a net unrealized built-in loss (“NUBIL”) at the time of the ownership change, meaning that the fair market value of its assets were less than their tax bases by more than 15%, must treat a disposition loss or similar depreciation/depletion within the 5 year post-ownership change period as a pre-change loss like a net operating loss for purposes of the Code Section 382 limitation.

BRMR underwent an ownership change under Section 382 of the Code when it emerged from bankruptcy on May 6, 2016, and incurred a second ownership change at the effective time of the BRMR Merger.  Also, as a result of the BRMR Merger, we incurred an ownership change. As such, our pre-change losses as well as those of BRMR will be subject to the annual limitations provided in Section 382 of the Code.

Because U.S. federal net operating losses incurred before 2018 generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Any pre-ownership change losses in excess of the annual limitation may be lost. It is possible that the annual limitation imposed on our ability to use pre-ownership change losses could cause a net increase in our U.S. federal income tax liability and require U.S. federal income taxes to be paid earlier than otherwise would be paid if such annual limitations were not in effect.

Risks Related to Our Common Stock

The price of our common stock has historically been volatile, and this volatility may affect the price at which you could sell your common stock.

Our common stock began trading on the New York Stock Exchange (“NYSE”) on June 20, 2014 and since such date the market price of our common stock has ranged (after adjusting such market prices retroactively to reflect the 15-to-1 reverse stock split effected February 28, 2019) from a low of $2.59 per share in August 2019 to a high of $407.70 per share in June 2014. This volatility may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could continue to fluctuate significantly for various reasons, including:

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

EnCap is a leading provider of private equity to the independent sector of the U.S. oil and gas industry and manages investment funds that own a significant amount of our common stock.  From time to time, we may acquire assets from entities affiliated with EnCap, including its portfolio companies, such as our acquisition of certain oil and gas leases, wells and other oil and gas rights and interests covering approximately 44,500 net acres located in the counties of Tioga and Potter in the Commonwealth of Pennsylvania from Travis Peak Resources, LLC (“Travis Peak”), which was completed on January 18, 2018 (such transaction, the “Flat Castle Acquisition”), divest assets to such entities or otherwise transact business with such entities.  For example, EnCap has an interest in Caiman Energy II, LLC, which owns a significant interest in Blue Racer, a provider of firm gathering, processing and fractionation capacity for our operated acreage in the Rich Gas and Condensate Windows of the Utica Core Area. As a result, EnCap’s interests with respect to matters arising in connection with our arrangements with Blue Racer may not align with our interests. EnCap and its affiliates may also, from time to time, acquire interests in businesses that directly or indirectly compete with our business, or are significant existing or potential customers.  EnCap and its affiliates may acquire or seek to acquire assets we seek to acquire, and as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue.  Any actual or perceived conflicts of interest with respect to the foregoing could make us susceptible to litigation, which could result in substantial costs or divert our management’s attention and resources or otherwise harm our business and adversely impact the trading price of our common stock.

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

We may sell additional shares of common stock in subsequent public or private offerings. We may also issue additional shares of common stock or convertible securities. As of March 5, 2020, we had 35,826,888 outstanding shares of common stock. The EnCap Funds beneficially own an aggregate of 14,051,904 shares of our common stock, or approximately 39% of our total outstanding shares, a substantial portion of which has been registered with the SEC for resale. Upon the closing of the Flat Castle Acquisition, we entered into a registration rights agreement with Travis Peak, pursuant to which we agreed to register the resale of the shares of our common stock issued to Travis Peak, an entity affiliated with EnCap, in the Flat Castle Acquisition.  Subject to compliance with the Securities Act or exemptions therefrom, certain of our employees may sell their shares of common stock into the public market.

Subject to the satisfaction of vesting conditions and Rule 144 restrictions applicable to our affiliates, shares registered under our registration statements on Form S-8 filed on July 2, 2014, June 2, 2017 and June 13, 2019 relating to our equity incentive plans are available for resale immediately in the public market without restriction.

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

•	providing that our Board of Directors is expressly authorized to adopt, or to alter or repeal our second amended and restated bylaws; and
•	establishing advance notice and information requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

We do not intend to pay cash dividends on our common stock, and the Credit Agreement and the indenture governing our senior unsecured notes place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not plan to declare cash dividends on shares of our common stock in the foreseeable future. Additionally, the Credit Agreement and the indenture governing our senior unsecured notes place certain restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in us will be if you sell your common stock at a price greater than you paid for it.

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

We are a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Common Stock

We have one class of common shares outstanding, having a par value of $0.01 per share (“Common Stock”). Our Common Stock is traded on the NYSE under the symbol “MR”. As of March 5, 2020, our Common Stock was held by 20 holders of record. The number of holders does not include the shareholders for whom shares are held in a “nominee” or “street” name.

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

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income (loss)	$31,762	$18,826	$8,525	$(206,735)	$(961,791)
Depreciation, depletion, amortization and accretion	156,003	134,940	119,362	93,339	246,373
Exploration expense	58,917	49,563	50,208	52,775	116,211
Rig termination and standby	1,081	—	1	3,846	9,672
Stock-based compensation	8,784	7,891	9,301	6,216	4,635
Impairment of proved oil and gas properties	—	—	—	17,665	691,334
(Gain) loss on sale of assets	(476)	(1,815)	(179)	6,936	(4,737)
(Gain) loss on derivative instruments	(48,596)	21,169	(45,365)	52,338	(56,021)
Net cash receipts (payments) on settled derivatives	20,323	(26,985)	(2,224)	38,696	37,074
Interest expense, net	59,055	53,990	49,490	50,789	53,400
(Gain) loss on early extinguishment of debt	—	—	—	(14,489)	59,392
Merger related expenses	25,539	4,017	—	—	—
Other (income) expense	(16)	1	19	149	(400)
Income tax (benefit) expense	—	—	—	546	(74,166)
Income from discontinued operations	(1,316)	—	—	—	—
Adjusted EBITDAX	$311,060	$261,597	$189,138	$102,071	$120,976

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2019, we had assembled an acreage position approximating 233,800 net surface acres in Eastern Ohio, 38,700 net surface acres in Pennsylvania, and 49,700 net surface acres in West Virginia. Approximately 192,800 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 55,300 net acres of stacked pay opportunity are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio and West Virginia within what we refer to as our Marcellus Area.  Additionally, we own approximately 74,100 net acres (which are approximately 80% held by production) outside of the Utica Core Area that may be prospective for the oil window of the Utica Shale.

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

Outside of the Utica Core Area and our Marcellus Area, we had 1,002 gross (975.3 net) conventional wells operated under multiple subsidiaries as of December 31, 2019.

The net assets of our subsidiary, Magnum Hunter Production, Inc. (“MHP”), are classified as assets held for sale and liabilities associated with assets held for sale as of December 31, 2019.  All operations of MHP are reflected as discontinued operations for all periods presented.

As of December 31, 2019:

•	we were operating one horizontal rig;
•

we had 370 gross (235.7 net) wells within the Utica Core Area and our Marcellus Area, of which 1 gross (0.7 net) were drilling, 6 gross (5.2 net) were awaiting completion, and 363 gross (229.8 net) had been turned to sales;

•	we had average daily production for the year ended December 31, 2019 of approximately 547.8 MMcfe, which was comprised of approximately 77% natural gas, 14% NGLs and 9% oil; and
•

our estimated proved reserves were 2,729.8 Bcfe, or 455.0 MMBoe, based on reserve reports prepared by SIS, our independent petroleum engineers for the year ended December 31, 2019, approximately 55% of which were proved developed reserves. Our estimated proved reserves were approximately 78% natural gas, 15% NGLs and 7% oil, as of December 31, 2019.

Factors That Significantly Affect Our Financial Condition and Results of Operations

We derive substantially all of our revenues from the production and sale of natural gas, NGLs and oil that are extracted from our natural gas during processing. During the year ended December 31, 2019, our revenues were derived approximately 57%, 13% and 23% from the production and sale of natural gas, NGLs and oil, respectively (with the remaining 7% of revenues primarily attributable to brokered natural gas and marketing revenue). Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Natural gas, NGLs and oil prices have historically been volatile and may fluctuate widely in the future due to a variety of factors, including, but not limited to, prevailing economic conditions, supply and demand of hydrocarbons in the marketplace and geopolitical events such as wars or natural disasters. Sustained periods of low prices for these commodities would materially and adversely affect our financial condition, our results of operations, the quantities of natural gas, NGLs and oil that we can economically produce and our ability to access capital.

We use commodity derivative instruments to manage and reduce price volatility and other market risks associated with our production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through over-the-counter commodity derivative contracts with large financial institutions.  Additional information regarding our commodity derivative contracts is set forth in Note 7— Derivative Instruments to our Consolidated Financial Statements.

Like other businesses engaged in the exploration and production of oil and natural gas, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well naturally decreases. Thus, an exploration and production company depletes part of its asset base with each unit of reserves it produces. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. Our future growth will depend on our ability to enhance production levels from our existing reserves and to continue to add reserves in excess of production in a cost-effective manner. Our ability to make capital expenditures to increase production from our existing reserves and to add reserves through drilling is dependent on our capital resources and can be limited by many factors, including our ability to access capital in a cost-effective manner and to timely obtain drilling permits and regulatory approvals.

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

Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Drilling Joint Venture. On December 22, 2017, we entered into definitive agreements with Sequel Energy Group LLC (“Sequel”) (an affiliate of GSO Capital Partners LP) to establish a drilling joint venture on our Utica Shale acreage in Guernsey and Monroe counties in southeast Ohio.  We have committed funding from Sequel of up to $285 million to fund its proportionate share of two drilling programs comprising of 33 gross wells in aggregate.   We retained 50% of our pre-carry working interest in the first program and 30% of our pre-carry working interest in the second program.  We received a 15% carried interest on drilling and completion capital expenditures incurred in each well program, which was proportionately reduced based upon our retained pre-carry working interest in such well program, and a significant portion of Sequel’s working interest in each well program will revert to Montage once a certain return is realized by Sequel in each program.  We are the operator of all wells drilled within each well program.

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

BRMR Merger. On February 28, 2019, the Company completed its business combination transaction with Blue Ridge Mountain Resources, Inc. (“BRMR”) pursuant to that certain Agreement and Plan of Merger, dated as of August 25, 2018 and amended as of January 7, 2019 (the “Merger Agreement”), by and among the Company, Everest Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and BRMR. Pursuant to the Merger Agreement, Merger Sub merged with and into BRMR with BRMR continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “BRMR Merger”).

As a result of the BRMR Merger, each share of common stock, par value $0.01 per share, of BRMR issued and outstanding immediately prior to the effective time of the BRMR Merger (the “Effective Time”), excluding certain Excluded Shares (as such term is defined in the Merger Agreement), was converted into the right to receive from the Company 0.29506 of a validly issued, fully-paid, and nonassessable share of common stock, par value $0.01 per share, of the Company. The exchange ratio reflects an adjustment to account for the 15-to-1 reverse stock split described below. Former stockholders of BRMR received cash for any fractional shares of the Company’s common stock to which they might have otherwise been entitled as a result of the BRMR Merger. In addition, upon completion of the BRMR Merger, all shares of BRMR restricted stock and all BRMR restricted stock units and performance interest awards were converted into the right to receive shares of common stock of the Company or cash, in each case as specified in the Merger Agreement.

Reverse Stock Split. Effective immediately prior to the Effective Time on February 28, 2019, the Company effected a 15-to-1 reverse stock split with respect to the issued and outstanding shares of its common stock. Holders of shares of the Company’s common stock immediately prior to the Effective Time received cash for any fractional shares of the Company’s common stock to which they might have otherwise been entitled as a result of the reverse stock split. The reverse stock split lowered the aggregate par value of the common stock reflected in the Consolidated Statements of Stockholders’ Equity to reflect the reduced shares with the offset to additional paid-in-capital.  All issued and outstanding share and per share amounts as of and for the periods prior to February 28, 2019 presented in this Annual Report have been adjusted retroactively to reflect the reverse stock split in accordance with ASC 505 “Equity”.

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

•

Transportation, gathering and compression. These are costs incurred to bring natural gas, NGLs, and oil to the market. Such costs include the costs to operate and maintain our low- and high-pressure gathering and compression systems as well as fees paid to third parties who operate gathering systems that transport our gas. They also include costs to process and extract NGLs from our produced gas and to transport our NGLs and oil to market. We often enter into fixed price long-term contracts that secure transportation and processing capacity which may include minimum volume commitments, the cost for which is included in these expenses to the extent that they are not excess capacity.

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

•

Depreciation, depletion, amortization and accretion. This includes the expensing of the capitalized costs incurred to acquire, explore and develop natural gas, NGLs and oil. As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts, and apportion these costs to each unit of production through depreciation, depletion and amortization expense.  This also includes the monthly accretion of the future abandonment costs of tangible assets such as wells, service assets, pipelines and other facilities.

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

In addition to the operating metrics above, as we grow our reserve base, we will assess our capital spending by calculating our operated proved developed reserves and our operated proved developed finding costs and development costs. We believe that operated proved developed finding and development costs are one of the key measurements of the performance of an oil and gas exploration and production company. We will focus on our operated properties as we control the location, spending and operations associated with drilling these properties. In determining our proved developed finding and development costs, only cash costs incurred in connection with exploration and development will be used in the calculation, while the costs of acquisitions will be excluded because our Board of Directors approves each material acquisition. In evaluating our proved developed reserve additions, any reserve revisions for changes in commodity prices between years will be excluded from the assessment, but any performance related reserve revisions are included.

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

As a result of the closing of the BRMR Merger on February 28, 2019, BRMR’s assets and liabilities are included in the Consolidated Balance Sheet as of December 31, 2019 and BRMR’s revenues and expenses are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to December 31, 2019. (See Note 3— Acquisition).

Overview of the Year Ended December 31, 2019 Results

Operationally, our performance during the year ended December 31, 2019 reflects continued development of our acreage, while focusing on capital preservation in the current commodity price environment. During the year ended December 31, 2019, we achieved the following financial and operating results:

•	increased our average daily net production for the year ended December 31, 2019 by 60% over the prior year, to 547.8 MMcfe per day;
•

commenced drilling 32 gross (28.2 net) operated wells, commenced completions of 36 gross (30.0 net) operated wells and turned-to-sales 39 gross (30.8 net) operated wells during the year ended December 31, 2019;

•	recognized net income of $31.8 million for the year ended December 31, 2019 compared to net income of $18.8 million for the year ended December 31, 2018; and
•

realized Adjusted EBITDAX of $311.1 million for the year ended December 31, 2019 compared to $261.6 million for the year ended December 31, 2018. Adjusted EBITDAX is a non-GAAP financial measure. See “Item 6. Selected Financial Data—Non-GAAP Financial Measure” for more information.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average daily, high, low and average monthly settled NYMEX Henry Hub prices for natural gas and average daily, high and low NYMEX WTI prices for oil for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
NYMEX Henry Hub High ($/MMBtu)	$4.25	$6.24	$3.71
NYMEX Henry Hub Low ($/MMBtu)	1.75	2.49	2.44
Average Daily NYMEX Henry Hub ($/MMBtu)	2.56	3.15	2.99
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	2.63	3.09	3.11

NYMEX WTI High ($/Bbl)	$66.24	$77.41	$60.46
NYMEX WTI Low ($/Bbl)	46.31	44.48	42.48
Average Daily NYMEX WTI ($/Bbl)	56.98	65.23	50.80

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

The Company is committed to profitably developing its natural gas, NGLs and oil reserves through an environmentally responsible and cost-effective operational plan.  The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop its reserves. Despite the continued low price commodity environment, the Company believes the long-term outlook for its business is favorable due to the Company's resource base, low cost structure, risk management strategies, and disciplined investment of capital.

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process. However, the below sensitivity analysis demonstrates the potential impact of a 10% increase and decrease in commodity pricing to our reserves assuming all other inputs remain constant.

	Oil	Natural Gas	Estimated Proved Reserves (Bcfe)	Discounted Future Net Cash Flows (PV-10)(1)
Commodity Pricing - SEC	$55.85	$2.58	2,729.8	$1,470.6
Reserves Sensitivity:
10% Increase	$61.44	$2.84	2,812.4	$1,896.6
10% Decrease	$50.27	$2.32	2,387.7	$1,064.2

(1)

PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to standardized measure, please see “Items 1 and 2. Business and Properties—Oil and Natural Gas Data— Proved Reserves Additions and Revisions.”

We consider future commodity prices when determining our development plan, but many other factors are also considered. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at December 31, 2019, cash flows from operations, borrowings under our revolving credit facility, and proceeds from asset sales.

Results of Operations

The following discussion pertains to our results of operations, including analysis of our continuing operations regarding natural gas, NGLs and oil revenues, production, average product prices and average production costs and expenses for the years ended December 31, 2019, 2018, and 2017.  The results of operations of MHP are reflected as discontinued operations for all periods presented.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Revenues (in thousands)
Natural gas sales	$361,318	$274,239	$87,079
NGL sales	84,552	86,152	(1,600)
Oil sales	145,829	138,202	7,627
Brokered natural gas and marketing revenue	42,274	16,552	25,722
Other revenue	468	—	468
Total revenues	$634,441	$515,145	$119,296

Our production grew by approximately 74.7 Bcfe for the year ended December 31, 2019 over the year ended December 31, 2018, due to increased drilling activity and from wells acquired as part of the BRMR Merger. Our production for the years ended December 31, 2019 and 2018 is set forth in the following table:

	Year Ended December 31,
	2019	2018	Change
Production:
Natural gas (MMcf)	154,137.5	89,965.7	64,171.8
NGLs (Mbbls)	4,686.3	3,503.1	1,183.2
Oil (Mbbls)	2,950.8	2,378.0	572.8
Total (MMcfe)	199,960.1	125,252.3	74,707.8

Average daily production volume:
Natural gas (Mcf/d)	422,295	246,481	175,814
NGLs (Bbls/d)	12,839	9,598	3,241
Oil (Bbls/d)	8,084	6,515	1,569
Total (Mcfe/d)	547,834	343,159	204,675

Our average realized price (including cash settled derivatives and firm transportation) received during the year ended December 31, 2019 was $2.70 per Mcfe compared to $3.37 per Mcfe during the year ended December 31, 2018. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled derivatives and firm transportation) calculation also includes all cash settlements for derivatives. Average realized price (excluding cash settled derivatives and firm transportation) does not include derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Consolidated Statements of Operations. Average realized price (including firm transportation and excluding cash settled derivatives) does include firm transportation where we receive net revenue proceeds from purchasers. Average realized price calculations for the years ended December 31, 2019 and 2018 are shown below:

	Year Ended December 31,
	2019	2018	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$2.34	$3.05	$(0.71)
NGLs ($/Bbl)	18.04	24.59	(6.55)
Oil ($/Bbl)	49.42	58.12	(8.70)
Total average prices ($/Mcfe)	2.96	3.98	(1.02)

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.45	$2.96	$(0.51)
NGLs ($/Bbl)	18.45	24.32	(5.87)
Oil ($/Bbl)	50.01	50.47	(0.46)
Total average prices ($/Mcfe)	3.06	3.77	(0.71)

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$1.88	$2.50	$(0.62)
NGLs ($/Bbl)	18.04	24.59	(6.55)
Oil ($/Bbl)	49.42	58.12	(8.70)
Total average prices ($/Mcfe)	2.60	3.59	(0.99)

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$1.99	$2.41	$(0.42)
NGLs ($/Bbl)	18.45	24.32	(5.87)
Oil ($/Bbl)	50.01	50.47	(0.46)
Total average prices ($/Mcfe)	2.70	3.37	(0.67)

Brokered natural gas and marketing revenue was $42.3 million in the year ended December 31, 2019 compared to $16.6 million in the year ended December 31, 2018. Brokered natural gas and marketing revenue includes revenue we receive as a result of selling natural gas that is not related to our production and from the release of firm transportation capacity.  The increase from the year ended December 31, 2018 to the year ended December 31, 2019 was due to an increase in the amount of natural gas that was available for brokered gas transactions during the year ended December 31, 2019.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Operating expenses (in thousands)
Lease operating	$43,359	$28,289	$15,070
Transportation, gathering and compression	208,826	138,766	70,060
Production and ad valorem taxes	12,141	10,141	2,000
Depreciation, depletion, amortization and accretion	156,003	134,940	21,063
General and administrative	70,941	44,389	26,552
Operating expenses per Mcfe:
Lease operating	$0.22	$0.23	$(0.01)
Transportation, gathering and compression	1.04	1.10	(0.06)
Production and ad valorem taxes	0.06	0.08	(0.02)
Depreciation, depletion, amortization and accretion	0.77	1.07	(0.30)
General and administrative	0.35	0.35	—

Lease operating expense was $43.4 million in the year ended December 31, 2019 compared to $28.3 million in the year ended December 31, 2018. Lease operating expense per Mcfe was $0.22 in the year ended December 31, 2019 compared to $0.23 in the year ended December 31, 2018.  The increase of $15.1 million was primarily attributable to an increase in producing wells during the year ended December 31, 2019.  The decrease of $0.01 per Mcfe was primarily due to a decrease in non-recurring workovers and fixed costs spread across increased production for the year ended December 31, 2019. Lease operating expenses include normally recurring expenses to operate our wells and non-recurring workovers and repairs.

Transportation, gathering and compression expense was $208.8 million in the year ended December 31, 2019 compared to $138.8 million in the year ended December 31, 2018. Transportation, gathering and compression expense per Mcfe was $1.04 in the year ended December 31, 2019 compared to $1.10 in the year ended December 31, 2018.  The following table details our transportation, gathering and compression expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$66,825	$42,461	$24,364
Processing and fractionation	63,009	39,132	23,877
Liquids transportation and stabilization	7,256	7,986	(730)
Marketing	103	19	84
Firm transportation	71,633	49,168	22,465
	$208,826	$138,766	$70,060
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.33	$0.34	$(0.01)
Processing and fractionation	0.31	0.31	—
Liquids transportation and stabilization	0.04	0.06	(0.02)
Marketing	—	—	—
Firm transportation	0.36	0.39	(0.03)
	$1.04	$1.10	$(0.06)

The increase of $70.1 million in the year ended December 31, 2019 was due to increased production and increased firm transportation capacity.  The decrease of $0.06 per Mcfe was primarily due to a higher percentage of production attributable to natural gas and fixed firm transportation costs spread across increased production during the year ended December 31, 2019.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $12.1 million in the year ended December 31, 2019 compared to $10.1 million in the year ended December 31, 2018. Production and ad valorem taxes per Mcfe was $0.06 in the year ended December 31, 2019 compared to $0.08 in the year ended December 31, 2018.  The increase of $2.0 million in aggregate production and ad valorem taxes was primarily due to increased production and well count.  The decrease of $0.02 per Mcfe was primarily due to the recognition of a refund for production taxes from a state taxing authority during the year ended December 31, 2019.

Depreciation, depletion, amortization and accretion was approximately $156.0 million in the year ended December 31, 2019 compared to $134.9 million in the year ended December 31, 2018.  This $21.2 million increase was primarily due to an increase in production and proved property costs during the year ended December 31, 2019.  On a per Mcfe basis, DD&A decreased to $0.77 in the year ended December 31, 2019 from $1.07 in the year ended December 31, 2018, which was primarily due to a lower depletion rate resulting from our reserves increasing at a higher rate than our capital costs.

General and administrative expense was $70.9 million for the year ended December 31, 2019 compared to $44.4 million for the year ended December 31, 2018.  General and administrative expense per Mcfe was $0.35 in each of the years ended December 31, 2019 and 2018.  The increase of $26.5 million was primarily related to approximately $21.5 million of expenses related to the BRMR Merger incurred during the year ended December 31, 2019.  Expenses were consistent on a per Mcfe basis due to the increase in expenses being offset by increased production for the year ended December 31, 2019 compared to December 31, 2018.  General and administrative expense includes $8.8 million and $7.9 million of stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include brokered natural gas and marketing expense, exploration, rig termination and standby and (gain) loss on sale of assets. The following table details our other operating expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$42,700	$16,886	$25,814
Exploration	58,917	49,563	9,354
Rig termination and standby	1,081	—	1,081
Gain on sale of assets	(476)	(1,815)	1,339

Brokered natural gas and marketing expense was $42.7 million for the year ended December 31, 2019 compared to $16.9 million in the year ended December 31, 2018.  Brokered natural gas and marketing expense relate to gas purchases for brokered natural gas that we buy and sell that is not related to our production and firm transportation capacity that is marketed to third parties.  The increase was primarily due to an increase in the amount of natural gas that was available for brokered gas transactions during the year ended December 31, 2019.

Exploration expense was $58.9 million in the year ended December 31, 2019 compared to $49.6 million in the year ended December 31, 2018. The following table details our exploration-related expenses for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Exploration expenses (in thousands):
Geological and geophysical	$812	$1,510	$(698)
Delay rentals	10,330	19,729	(9,399)
Impairment of unproved properties	45,757	27,608	18,149
Dry hole and other	2,018	716	1,302
	$58,917	$49,563	$9,354

Delay rentals was $10.3 million in the year ended December 31, 2019 compared to $19.7 million in the year ended December 31, 2018.  The decrease in delay rentals related to the reduction in future drilling activity and focusing renewals in our core acreage during the year ended December 31, 2019.

Impairment of unproved properties was $45.8 million in the year ended December 31, 2019 compared to $27.6 million in the year ended December 31, 2018.  The increase in impairment charges during the year ended December 31, 2019 was the result of an increase in expected lease expirations due to a reduction in planned future drilling activity. As we continue to review our acreage positions and high grade our drilling inventory based on the current commodity price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense was $1.1 million in the year ended December 31, 2019 primarily related to the reduction in development activity. There was no rig termination and standby expense in the year ended December 31, 2018.

Gain on sale of assets was $0.5 million in the year ended December 31, 2019 and $1.8 million in the year ended December 31, 2018, each due to the sale of certain non-core assets.

Other Income (Expense)

Gain (loss) on derivative instruments was $48.6 million for the year ended December 31, 2019 compared to ($21.2) million for the year ended December 31, 2018, primarily due to changes in commodity prices during each year.  Cash receipts (payments) were approximately $20.3 million and ($27.0) million for the derivative instruments that settled during the years ended December 31, 2019 and 2018, respectively.

Interest expense, net was $59.1 million for the year ended December 31, 2019 compared to $54.0 million for year ended December 31, 2018. The increase in interest expense was primarily due to our increased borrowings under our credit facility during the year ended December 31, 2019.

Income tax benefit (expense) was not recognized for the years ended December 31, 2019 and 2018 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Revenues (in thousands):
Natural gas sales	$274,239	$241,379	$32,860
NGLs sales	86,152	64,109	22,043
Oil sales	138,202	74,690	63,512
Brokered natural gas and marketing revenue	16,552	3,481	13,071
Total revenues	$515,145	$383,659	$131,486

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

Our average realized price (including cash settled derivatives and firm transportation) received during the year ended December 31, 2018 was $3.37 per Mcfe compared to $2.99 per Mcfe during the year ended December 31, 2017. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled derivatives and firm transportation) calculation also includes all cash settlements for derivatives. Average realized price (excluding cash settled derivatives and firm transportation) does not include derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Consolidated Statements of Operations. Average realized price (including firm transportation and excluding cash settled derivatives) does include firm transportation where we receive net revenue proceeds from purchasers. Average realized price calculations for the years ended December 31, 2018 and 2017 are shown below:

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

Brokered natural gas and marketing revenue was $16.6 million in the year ended December 31, 2018 compared to $3.5 million in the year ended December 31, 2017.  Brokered natural gas and marketing revenue includes revenue we receive as a result of selling natural gas that is not related to our production and from the release of firm transportation capacity.  The increase from the year ended December 31, 2017 to the year ended December 31, 2018 was due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties during the year ended December 31, 2018.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per Mcfe, basis. The following table presents information about certain of our expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Operating expenses (in thousands):
Lease operating	$28,289	$20,525	$7,764
Transportation, gathering and compression	138,766	124,839	13,927
Production and ad valorem taxes	10,141	8,490	1,651
Depreciation, depletion, amortization and accretion	134,940	119,362	15,578
General and administrative	44,389	44,553	(164)
Operating expenses per Mcfe:
Lease operating	$0.23	$0.18	$0.05
Transportation, gathering and compression	1.10	1.10	—
Production and ad valorem taxes	0.08	0.07	0.01
Depreciation, depletion, amortization and accretion	1.07	1.05	0.02
General and administrative	0.35	0.39	(0.04)

Lease operating expense was $28.3 million in the year ended December 31, 2018 compared to $20.5 million in the year ended December 31, 2017. Lease operating expense per Mcfe was $0.23 in the year ended December 31, 2018 compared to $0.18 in the year ended December 31, 2017.  The increase of $7.8 million and $0.05 per Mcfe was attributable to increases in producing wells and salt water disposal expenses during the year ended December 31, 2018.  Lease operating expenses include normally recurring expenses to operate our wells and non-recurring workovers and repairs.

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

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $10.1 million in the year ended December 31, 2018 compared to $8.5 million in the year ended December 31, 2017.  Production and ad valorem taxes per Mcfe was $0.08 in the year ended December 31, 2018 compared to $0.07 in the year ended December 31, 2017.  The $1.6 million increase in aggregate production and ad valorem taxes was primarily due to increased production and well count.  The increase of $0.01 on a per unit basis was driven by increased severance taxes associated with our increased liquids production.

Depreciation, depletion, amortization and accretion was approximately $134.9 million for the year ended December 31, 2018 compared to $119.4 million in the year ended December 31, 2017. This $15.6 million increase was primarily due to an increase in production and proved property costs. On a per Mcfe basis, DD&A decreased to $1.07 in the year ended December 31, 2018 from $1.05 in the year ended December 31, 2017, which was primarily due to a higher depletion rate resulting from our reserves increasing at a lower rate than our capital cost.

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

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include brokered natural gas and marketing expense, exploration, rig termination and standby and (gain) loss on sale of assets. The following table details our other operating expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$16,886	$3,191	$13,695
Exploration	49,563	50,208	(645)
Rig termination and standby	—	1	(1)
(Gain) loss on sale of assets	(1,815)	(179)	(1,636)

Brokered natural gas and marketing expense was $16.9 million in the year ended December 31, 2018 compared to $3.2 million in the year ended December 31, 2017.  Brokered natural gas and marketing expense relate to gas purchases for brokered natural gas that we buy and sell that is not related to our production and firm transportation capacity that is marketed to third parties.  The increase was primarily due to an increase in the amount of firm transportation that was available for brokered gas transactions or release to third parties during the year ended December 31, 2018.

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

Delay rentals were $19.7 million for the year ended December 31, 2018 compared to $17.7 million for the year ended December 31, 2017.  The increase in delay rentals related to converting future lump-sum extension payments into annual delay rentals.

Impairment of unproved properties was $27.6 million for the year ended December 31, 2018 compared to $28.3 million for the year ended December 31, 2017. The decrease in impairment charges during the year ended December 31, 2018 was the result of a decrease in expected lease expirations due to the increase in our planned future drilling activity. As we continue to review our acreage positions and high grade our drilling inventory based on the current commodity price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense was less than $0.1 million for the year ended December 31, 2017.  There was no rig termination and standby expense for the year ended December 31, 2018.

Gain on sale of assets was $1.8 million for the year ended December 31, 2018 and $0.2 million for the year ended December 31, 2017, each due to the sale of certain non-core assets.

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

Interest expense, net was $54.0 million for the year ended December 31, 2018 compared to $49.5 million for year ended December 31, 2017. The increase in interest expense was primarily due to our increased borrowings under our revolving credit facility during the year ended December 31, 2018.

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

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net cash provided by operations in the year ended December 31, 2019 was $255.4 million compared to $225.1 million in the year ended December 31, 2018. The increase in cash provided from operating activities reflects working capital changes, operating income, timing of cash receipts and disbursements and the increase in our production during the year-over-year comparative periods.

Net cash used in investing activities in the year ended December 31, 2019 was $335.5 million compared to $266.3 million in the year ended December 31, 2018.

During the year ended December 31, 2019, we:

•	spent $349.7 million on capital expenditures for oil and natural gas properties;
•	received $2.0 million from assets sales; and
•	received $12.9 million as part of the assets acquired in the BRMR Merger.

During the year ended December 31, 2018, we:

•	spent $275.6 million on capital expenditures for oil and natural gas properties;
•	spent $1.0 million on property and equipment; and
•	received $10.4 million of proceeds relating to the sale of assets.

Net cash provided by financing activities in the year ended December 31, 2019 was $86.2 million compared to $29.9 million in the year ended December 31, 2018.

During the year ended December 31, 2019, we:

•	borrowed $97.5 million under our revolving credit facility;
•	withheld from employees’ shares totaling $6.7 million related to the settlement of equity compensation awards; and
•	paid $4.3 million of deferred financing costs related to the refinancing of our revolving credit facility and amendment to the Credit Agreement.

During the year ended December 31, 2018, we:

•	borrowed $32.5 million under our revolving credit facility; and
•	withheld from employees shares totaling $1.3 million related to the settlement of equity compensation awards.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net cash provided by operations in the year ended December 31, 2018 was $225.1 million compared to $112.7 million in the year ended December 31, 2017. The increase in cash provided from operating activities reflects  working capital changes, operating income and the timing of cash receipts and disbursements during the year-over-year comparative periods.

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

During the year ended December 31, 2018, we:

•	borrowed $32.5 million under our revolving credit facility; and
•	withheld from employees shares totaling $1.3 million related to the settlement of equity compensation awards.

During the year ended December 31, 2017, we:

•	paid $1.8 million in financing costs associated with an amendment to the Credit Agreement that, among other things, increased the borrowing base under the revolving credit facility; and
•	withheld from employees’ shares totaling $2.0 million related to the settlement of equity compensation awards.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, asset sales, borrowings under our revolving credit facility and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs, which requires substantial capital expenditures. We periodically review capital expenditures and adjust our budget based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices. We believe that our existing cash on hand, operating cash flow and available proceeds under our revolving credit facility will be adequate to meet our capital and operating requirements for 2020.

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

As of December 31, 2019, we were in compliance with all of our debt covenants under the Credit Agreement and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next twelve months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and interest coverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at December 31, 2019 and 2018, excluding discount, totaled $640.5 million and $543.0 million, respectively.  Long-term debt includes both the senior unsecured notes outstanding and any outstanding borrowings against our revolving credit facility.

Information related to our credit arrangements is described in Note 9— Debt to our Consolidated Financial Statements and is incorporated herein by reference.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts which require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. Information regarding the derivative contracts we had entered into as of December 31, 2019 is set forth in Note 7— Derivative Instruments to our Consolidated Financial Statements.

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2019, we had derivative instruments in place with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, Citizens Bank N.A., EDF Energy, J Aron, KeyBank N.A., Morgan Stanley, Royal Bank of Canada, and Wells Fargo. We believe all of such institutions currently are an acceptable credit risk. As of December 31, 2019, we did not have any past due receivables from counterparties.

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt.  Our Board of Directors recently approved an initial capital budget for 2020 of between approximately $190 - $210 million, allocated approximately 95% for drilling and completions activities and approximately 5% for land capital requirements. The 2020 capital budget is expected to be substantially funded through internally generated cash flows, the Company’s current cash balance and borrowings under the revolving credit facility.  The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities, additional borrowings under our revolving credit facility or the sale of assets.

In addition, we may from time to time seek to pay down, retire or repurchase our outstanding debt using cash or through exchanges of other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on available funds, prevailing market conditions, our liquidity requirements, contractual restrictions in our Credit Agreement and other factors.

Capitalization

As of December 31, 2019 and 2018, our total debt, excluding debt discount and issuance costs, and capitalization were as follows (in millions):

	December 31, 2019	December 31, 2018
Senior unsecured notes	$510.5	$510.5
Revolving credit facility	130.0	32.5
Stockholders' equity	997.1	687.5
Total capitalization	$1,637.6	$1,230.5

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering and compressions services, and asset retirement obligations. As of December 31, 2019 and 2018, we did not have significant capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our Consolidated Balance Sheet at December 31, 2019 reflects accrued interest payable of $21.3 million, compared to $21.7 million as of December 31, 2018. We paid the accrued interest balance in January 2020.

We have a contract for the service of one rig, which expires in October 2021, with the option to extend.  We have also entered into firm transportation agreements with various pipelines in order to facilitate the delivery of production to market. These contracts commit us to transport minimum daily natural gas volumes at a negotiated rate or pay for any deficiencies at a specified reservation fee rate. We have also agreed to certain minimum commitments under long-term gas processing and gathering agreements as well as various gas compression agreements. For additional discussion, see “Items 1 and 2. Business and Properties—Midstream Agreements”.

Other

We lease acreage that is generally subject to lease expiration if operations are not commenced within a specified period, generally 5 years and approximately 56% of our leases in the Utica Core Area have a 3-5 year extension at our option. Based on our evaluation of prospective economics, including the cost of infrastructure to connect production, we have allowed acreage to expire and may allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Interest Rates

At December 31, 2019 and 2018, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bore interest at a fixed cash interest rate of 8.875%, due semi-annually from the date of issuance.

Information related to our interest rates is described in Note 9— Debt to our Consolidated Financial Statements and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments which are described above under “—Cash Contractual Obligations”.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, it does not normally have a significant effect on our business. We expect costs in fiscal 2020 to continue to be a function of supply and demand.  Further strengthening of commodity prices could stimulate demand for ancillary services causing services costs to increase.  In the near term, the majority of our service costs are expected to remain flat in 2020 due to previously negotiated drilling, stimulation, and rentals contracts. Along with these contacts, we have secured quality service equipment and tenured personnel to limit our exposure to increasing service costs and improve operational efficiencies.

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

Natural Gas and Oil Properties

We follow the successful efforts method of accounting for natural gas and oil producing activities. Unsuccessful exploration drilling costs are expensed and can have a significant effect on reported operating results. Successful exploration drilling costs and all development costs are capitalized and systematically charged to expense using the units of production method based on proved developed natural gas and oil reserves as estimated by our engineers and audited by independent engineers. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized on our Consolidated Balance Sheet if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well; and (b) we are making sufficient progress assessing the reserves and the economic and operating viability of the project. Proven property leasehold costs are amortized to expense using the units of production method based on total proved reserves. Properties are assessed for impairment as circumstances warrant (at least annually) and impairments to value are charged to expense. The successful efforts method inherently relies upon the estimation of proved reserves, which includes proved developed and proved undeveloped volumes.

Proved reserves are defined by the SEC as those volumes of natural gas, NGLs, condensate and crude oil that geological and engineering data demonstrate with reasonable certainty are economically recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements which were adopted effective December 31, 2009, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in natural gas, NGLs and oil prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in our depletion rates. We cannot predict what reserve revisions may be required in future periods. Reserve estimates are reviewed and approved by our Executive Vice President, Resource Planning and Development who reports directly to our President and Chief Executive Officer. To further ensure the reliability of our reserve estimates, we engage independent petroleum engineers to prepare our estimates of proved reserves at least annually. SIS, our independent petroleum engineers for the years ended December 31, 2019 and 2018, prepared 100% of our reserves in 2019 and 2018 and NSAI, our independent petroleum engineers, for all prior years, prepared 100% of our reserves in 2017, 2016, 2015, and 2014. For additional discussion, “See Items 1 and 2. Business and Properties—Oil and Natural Gas Data—Proved Reserves”.

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

The review is done by determining if the historical cost of proved and unproved properties less the applicable accumulated depreciation, depletion, amortization and accretion is less than the estimated undiscounted future net cash flows. The expected undiscounted future net cash flows are estimated based on our plans to produce and develop reserves. Expected undiscounted future net cash inflows from the sale of produced reserves are calculated based on estimated future prices and estimated operating and development costs. We estimate prices based upon market related information including published futures prices. The estimated future level of production, which is based on proved and risk adjusted probable reserves, has assumptions surrounding the future levels of prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. In certain circumstances, we also consider potential sales of properties to third parties in our estimates of undiscounted future cash flows. When the carrying value exceeds the sum of undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future net cash flows using a discount rate similar to that used by market participants) and the carrying value of the asset. We cannot predict whether impairment charges may be required in the future.

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

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation (“ARO”), a corresponding adjustment is made to the natural gas and oil property balance. For example, as we analyze actual plugging and abandonment in formation, we may revise our estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of our wells. In addition, increases in the discounted ARO liability resulting from the passage of time are reflected as accretion expense, a component of depreciation, depletion, amortization and accretion in the accompanying Consolidated Statements of Operations. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

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

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth beginning on page F-1 of this report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter of 2019 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Grant Thornton LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this annual report on Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Montage Resources Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Montage Resources Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 10, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Pittsburgh, Pennsylvania

March 10, 2020

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

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

4.2	Specimen Common Stock Certificate of Montage Resources Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

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

4.5*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description

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

10.7

First Amendment to Third Amended and Restated Credit Agreement, dated as of September 19, 2019, by and among Montage Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.8

Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 11, 2019, by and among Montage Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2019).

10.9†	Eclipse Resources Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2014).

10.10†

Eclipse Resources Corporation 2014 Long-Term Incentive Plan, as amended by the First Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2017).

10.11†	Montage Resources Corporation 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

10.12

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

10.13†

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

10.15†

Amended and Restated Executive Employment Agreement, dated as of August 17, 2017, by and between Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017).

10.16†

Amended and Restated Executive Employment Agreement, dated as of August 17, 2017, by and between Eclipse Resources Corporation and Christopher K. Hulburt (incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017).

10.17†

Amended and Restated Executive Employment Agreement, dated as of January 1, 2017, by and between Eclipse Resources Corporation and Oleg Tolmachev (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2017).

10.18†

Retention Agreement, dated as of February 28, 2019, by and between Montage Resources Corporation and Oleg Tolmachev (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019).

10.19†

Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and John K. Reinhart (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2019).

10.20†

Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and Michael L. Hodges (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2019).

10.21†

Executive Employment Agreement, effective as of June 25, 2019, by and between Montage Resources Corporation and Timothy J. Loos (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

10.22†

Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and Oleg E. Tolmachev (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019).

10.23†

Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and Matthew H. Rucker (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019).

10.24†

Executive Employment Agreement, effective as of March 1, 2019, by and between Montage Resources Corporation and Paul M. Johnston (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019).

10.25†	Montage Resources Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019).

10.26†

Restricted Stock Award Agreement, effective as of February 28, 2019, by and between Montage Resources Corporation and Oleg E. Tolmachev (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019).

10.27

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

10.28†	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

Exhibit No.	Description

10.29†	Form of Performance Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.30†	Form of Restricted Stock Unit Award Agreement for 2015 Bonuses (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.31†	Form of Performance Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2016).

10.32†	Form of Restricted Stock Unit Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

10.33†	Form of Performance Unit Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

10.34†	Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2019).

10.35

Voting Agreement, dated as of August 25, 2018, among Eclipse Resources Corporation, Blue Ridge Mountain Resources, Inc., and the stockholders of Blue Ridge Mountain Resources, Inc. party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.36

Voting Agreement, dated as of August 25, 2018, among Eclipse Resources Corporation, Blue Ridge Mountain Resources, Inc., and the stockholders of Eclipse Resources Corporation party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.37

Lock-Up Agreement, dated as of August 25, 2018, from the stockholders of Eclipse Resources Corporation party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.38

Form of Lock-Up Agreement from the stockholders of Blue Ridge Mountain Resources, Inc. party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.39

Board Observation Agreement, dated as of August 25, 2018, by and among Eclipse Resources Corporation, EnCap Energy Capital Fund VIII, L.P., EnCap Energy Capital Fund VIII Co-Investors, L.P., and EnCap Energy Capital Fund IX, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.40†

Separation and Release Agreement, dated as of August 24, 2018, by and between Eclipse Resources Corporation and Benjamin W. Hulburt (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.41†

Separation and Release Agreement, dated as of August 24, 2018, by and between Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.42†

Separation and Release Agreement, dated as of August 24, 2018, by and between Eclipse Resources Corporation and Christopher K. Hulburt (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018).

10.43†

Amendment to Separation and Release Agreement, dated as of November 30, 2018, by and between Eclipse Resources Corporation and Matthew R. DeNezza (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2018).

21.1*	List of Subsidiaries of Montage Resources Corporation

23.1*	Consent of Grant Thornton LLP

Exhibit No.	Description

23.2*	Consent of Software Integrated Solutions Division of Schlumberger Technology Corporation

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1**	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

99.1*	Software Integrated Solutions Division of Schlumberger Technology Corporation, Summary of Reserves for Unconventional Properties as of December 31, 2019 (Montage Resources Corporation).

99.2

Software Integrated Solutions Division of Schlumberger Technology Corporation, Summary of Reserves for Unconventional Properties as of December 31, 2018 (Eclipse Resources Corporation) (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

99.3

Netherland Sewell & Associates, Inc., Summary of Reserves for Unconventional Properties as of December 31, 2017 (Eclipse Resources Corporation) (incorporated by reference to Exhibit 99.1 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K filed with the SEC on December 7, 2018).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

March 10, 2020	MONTAGE RESOURCES CORPORATION (Registrant)

/s/ John K. Reinhart
John K. Reinhart President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date

/s/ John K. Reinhart	March 10, 2020
John K. Reinhart President, Chief Executive Officer and Director

/s/ Michael L. Hodges	March 10, 2020
Michael L. Hodges Executive Vice President and Chief Financial Officer

/s/ Timothy J. Loos	March 10, 2020
Timothy J. Loos Senior Vice President – Accounting and Finance

/s/ Randall M. Albert	March 10, 2020
Randall M. Albert Chairman

/s/ Mark E. Burroughs, Jr.	March 10, 2020
Mark E. Burroughs, Jr. Director

/s/ Eugene I. Davis	March 10, 2020
Eugene I. Davis Director

/s/ Don Dimitrievich	March 10, 2020
Don Dimitrievich Director

/s/ Richard D. Paterson	March 10, 2020
Richard D. Paterson Director

/s/ D. Martin Phillips	March 10, 2020
D. Martin Phillips Director

/s/ Douglas E. Swanson, Jr.	March 10, 2020
Douglas E. Swanson, Jr. Director

/s/ Robert L. Zorich	March 10, 2020
Robert L. Zorich Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Montage Resources Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Montage Resources Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Pittsburgh, Pennsylvania

March 10, 2020

MONTAGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,056	$5,959
Accounts receivable	77,402	119,332
Assets held for sale	1,047	—
Other current assets	35,509	8,639
Total current assets	126,014	133,930

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method:
Unproved properties	508,576	482,475
Proved oil and gas properties, net	1,251,105	807,583
Other property and equipment, net	11,226	6,300
Total property and equipment, net	1,770,907	1,296,358

OTHER NONCURRENT ASSETS
Other assets	7,616	3,481
Operating lease right-of-use assets	36,975	—
Assets held for sale	9,665	—
TOTAL ASSETS	$1,951,177	$1,433,769

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$119,907	$116,735
Accrued capital expenditures	43,500	12,979
Accrued liabilities	53,866	56,909
Accrued interest payable	21,308	21,661
Liabilities associated with assets held for sale	2,815	—
Operating lease liability	12,666	—
Total current liabilities	254,062	208,284

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	500,541	497,778
Revolving credit facility	130,000	32,500
Asset retirement obligations	29,877	7,110
Other liabilities	8,029	611
Operating lease liability	24,569	—
Liabilities associated with assets held for sale	7,013	—
Total liabilities	954,091	746,283
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 35,770,934 and 20,169,063 shares issued and outstanding, respectively	383	3,043
Additional paid in capital	2,352,309	2,065,119
Treasury stock, shares at cost; 2,508,485 and 1,747,624 shares, respectively	(10,049)	(3,357)
Accumulated deficit	(1,345,557)	(1,377,319)
Total stockholders’ equity	997,086	687,486
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,951,177	$1,433,769

The accompanying notes are an integral part of these Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except per share data)

	For the Year Ended December 31,
	2019	2018	2017
REVENUES
Natural gas, oil and natural gas liquids sales	$591,699	$498,593	$380,178
Brokered natural gas and marketing revenue	42,274	16,552	3,481
Other revenue	468	—	—
Total revenues	634,441	515,145	383,659

OPERATING EXPENSES
Lease operating	43,359	28,289	20,525
Transportation, gathering and compression	208,826	138,766	124,839
Production and ad valorem taxes	12,141	10,141	8,490
Brokered natural gas and marketing expense	42,700	16,886	3,191
Depreciation, depletion, amortization and accretion	156,003	134,940	119,362
Exploration	58,917	49,563	50,208
General and administrative	70,941	44,389	44,553
Rig termination and standby	1,081	—	1
Gain on sale of assets	(476)	(1,815)	(179)
Other expense	60	—	—
Total operating expenses	593,552	421,159	370,990
OPERATING INCOME	40,889	93,986	12,669
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	48,596	(21,169)	45,365
Interest expense, net	(59,055)	(53,990)	(49,490)
Other income (expense)	16	(1)	(19)
Total other expense, net	(10,443)	(75,160)	(4,144)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	30,446	18,826	8,525
Income tax benefit (expense)	—	—	—
INCOME FROM CONTINUING OPERATIONS	30,446	18,826	8,525
Income from discontinued operations, net of income tax	1,316	—	—
NET INCOME	$31,762	$18,826	$8,525

EARNINGS PER SHARE OF COMMON STOCK
Basic:
Weighted average common stock outstanding	33,211	19,999	17,479
Income from continuing operations	$0.92	$0.94	$0.49
Income from discontinued operations	0.04	—	—
Net income	$0.96	$0.94	$0.49

Diluted:
Weighted average common stock outstanding	33,324	20,087	17,679
Income from continuing operations	$0.91	$0.94	$0.48
Income from discontinued operations	0.04	—	—
Net income	$0.95	$0.94	$0.48

The accompanying notes are an integral part of these Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, and 2017

(in thousands, except share and per share data)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2016	17,372,793	$2,607	$1,958,731	$(61)	$(1,404,670)	$556,607
Stock-based compensation	—	—	9,301	—	—	9,301
Equity issuance costs	—	—	(44)	—	—	(44)
Issuance of restricted stock	10,213	2	(2)	—	—	—
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	133,018	28	(28)	(2,035)	—	(2,035)
Net income	—	—	—	—	8,525	8,525
Balances, December 31, 2017	17,516,024	$2,637	$1,967,958	$(2,096)	$(1,396,145)	$572,354
Stock-based compensation	—	—	7,891	—	—	7,891
Equity issuance costs	—	—	(344)	—	—	(344)
Shares of common stock issued in asset acquisition, net of equity issuance costs	2,521,573	378	89,642	—	—	90,020
Issuance of restricted stock	15,476	2	(2)	—	—	—
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	115,990	26	(26)	(1,261)	—	(1,261)
Net income	—	—	—	—	18,826	18,826
Balances, December 31, 2018	20,169,063	$3,043	$2,065,119	$(3,357)	$(1,377,319)	$687,486
Stock-based compensation	—	—	8,784	—	—	8,784
Equity issuance costs	—	—	(30)	—	—	(30)
Shares of common stock issued in merger, net of equity issuance costs	15,013,520	150	275,609	—	—	275,759
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	588,351	23	(6)	(6,692)	—	(6,675)
Reverse split 1:15	—	(2,833)	2,833	—	—	—
Net income	—	—	—	—	31,762	31,762
Balances, December 31, 2019	35,770,934	$383	$2,352,309	$(10,049)	$(1,345,557)	$997,086

The accompanying notes are an integral part of these Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,762	$18,826	$8,525
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, amortization and accretion	156,552	134,940	119,362
Exploration expense	47,775	28,324	31,417
Stock-based compensation	8,784	7,891	9,301
Net cash for plugging wells	(1,044)	—	—
(Gain) loss on derivative instruments	(48,596)	21,169	(45,365)
Net cash receipts (payments) on settled derivatives	20,323	(26,985)	(2,224)
Gain on sale of assets	(601)	(1,815)	(179)
Amortization of deferred financing costs	2,781	2,256	2,098
Amortization of debt discount	1,330	1,327	1,324
Changes in operating assets and liabilities:
Accounts receivable	67,652	(42,879)	(31,780)
Other assets	1,893	(2,192)	1,863
Accounts payable and accrued liabilities	(33,182)	84,231	18,404
Net cash provided by operating activities	255,429	225,093	112,746
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(349,710)	(275,601)	(291,779)
Capital expenditures for other property and equipment	(632)	(1,007)	(2,007)
Proceeds from sale of assets	1,959	10,358	1,317
Cash acquired in merger	12,894	—	—
Change in deposits and other long-term assets	(53)	—	—
Net cash used in investing activities	(335,542)	(266,250)	(292,469)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(4,264)	(497)	(1,750)
Repayments of long-term debt	(321)	(506)	(453)
Proceeds from revolving credit facility	97,500	32,500	—
Equity issuance costs	(30)	(344)	(44)
Employee tax withholding for settlement of equity compensation awards	(6,675)	(1,261)	(2,035)
Net cash provided by (used in) financing activities	86,210	29,892	(4,282)
Net increase (decrease) in cash and cash equivalents	6,097	(11,265)	(184,005)
Cash and cash equivalents at beginning of period	5,959	17,224	201,229
Cash and cash equivalents at end of period	$12,056	$5,959	$17,224
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$59,552	$51,101	$47,362
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$2,898	$418	$679
Additions of other property through debt financing	$—	$173	$183
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$17,725	$(15,269)	$22,264
Assets held for sale	$—	$—	$(262)
Asset acquisition through stock issuance	$—	$90,020	$—
BRMR Merger consideration	$275,759	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, and 2017

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

Note 2—Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  In the opinion of management, the accompanying Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2019 and 2018, and the results of its operations, comprehensive income (loss) and its cash flows for the years ended December 31, 2019, 2018, and 2017.

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

(c) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. The Company had no significant accounts receivables determined to be uncollectable as of December 31, 2019 or December 31, 2018.

The Company accrues revenue due to timing differences between the delivery of natural gas, NGLs, and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Company’s records and management’s estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices.

(d) Property and Equipment

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas operations. Acquisition costs for oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion, amortization and accretion expense (See “Depreciation, Depletion, Amortization and Accretion ” below).

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	December 31, 2019	December 31, 2018
Oil and natural gas properties:
Unproved	$508,576	$482,475
Proved	2,783,232	2,188,233
Gross oil and natural gas properties	3,291,808	2,670,708
Less accumulated depreciation, depletion and amortization	(1,532,127)	(1,380,650)
Oil and natural gas properties, net	1,759,681	1,290,058
Other property and equipment	20,000	14,460
Less accumulated depreciation	(8,774)	(8,160)
Other property and equipment, net	11,226	6,300
Property and equipment, net	$1,770,907	$1,296,358

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

(e) Accounts Payable and Accrued Liabilities

A summary of accounts payable is as follows (in thousands):

	December 31, 2019	December 31, 2018
Trade payables	$20,232	$27,481
Royalty payables	76,642	70,019
Production & ad valorem taxes	1,025	1,811
Derivative payable	112	4,736
Other payables	21,896	12,688
Total accounts payable	$119,907	$116,735

A summary of accrued liabilities is as follows (in thousands):

	December 31, 2019	December 31, 2018
Ad valorem and production taxes	$9,830	$6,193
Employee compensation	9,375	6,595
Royalties	23,311	39,969
Short term derivatives	1,362	—
Other	9,988	4,152
Total accrued liabilities	$53,866	$56,909

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

Disaggregation of Revenue

The following table illustrates the revenue disaggregated by type for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
Revenues (in thousands)
Natural gas sales	$361,318	$274,239	$241,379
NGL sales	84,552	86,152	64,109
Oil sales	145,829	138,202	74,690
Brokered natural gas and marketing revenue	42,274	16,552	3,481
Other revenue	468	—	—
Total revenues	$634,441	$515,145	$383,659

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

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $63.7 million and $94.1 million at December 31, 2019 and December 31, 2018, respectively.

(g) Major Customers

The Company sells production volumes to various purchasers. For the years ended December 31, 2019, 2018, and 2017, there were two, one and two customers, respectively, that accounted for 10% or more of the total natural gas, NGLs and oil sales. The following table sets forth the Company’s major customers and associated percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
Purchaser
BP Energy Company	23%	—	—
Emera Energy Services	—	—	17%
Marathon Petroleum	20%	25%	10%
Total	43%	25%	27%

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

(h) Concentration of Credit Risk

The following table summarizes concentration of receivables, net of allowances, by product or service as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Receivables by product or service:
Sale of oil and natural gas and related products and services	$63,730	$94,107
Joint interest owners	12,156	24,830
Derivatives	210	372
Other	1,306	23
Total	$77,402	$119,332

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in Ohio, Pennsylvania and West Virginia. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Additionally, the Company uses master netting agreements to minimize credit-risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. The fair value of the Company’s commodity unsettled derivative contracts was a net asset position of $27.1 million and $5.7 million at December 31, 2019 and 2018, respectively. Other than as provided by the revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s contracts, nor are they required to provide credit support to the Company. As of December 31, 2019, the Company did not have past-due receivables from or payables to any of the counterparties.

(i) Depreciation, Depletion, Amortization and Accretion

Oil and Natural Gas Properties

Depreciation, depletion, amortization and accretion (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties for the years ended December 31, 2019, 2018, and 2017 totaled approximately $153.8 million, $133.2 million and $117.3 million, respectively, and is included in depreciation, depletion, amortization and accretion expense in the Consolidated Financial Statements.

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from 5 to 40 years. Depreciation for the years ended December 31, 2019, 2018, and 2017 totaled approximately $2.2 million, $1.8 million and $2.0 million, respectively. This amount is included in depreciation, depletion, amortization and accretion expense in the Consolidated Statements of Operations.

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

The review of the Company’s oil and gas properties is done by determining if the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  There were no impairments of proved properties for the years ended December 31, 2019, 2018, and 2017.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of $45.8 million, $27.6 million, and $28.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. These costs are included in exploration expense in the Consolidated Statements of Operations.

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

The following table sets forth the changes in the Company’s ARO liability for the periods indicated (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Asset retirement obligations, beginning of period	$7,110	$6,029	$4,806
Accretion	2,368	663	544
Additional liabilities incurred	2,379	418	679
Obligation for wells acquired	20,188	—	—
Obligation for wells drilled	519	—	—
Liabilities settled via plugging	(723)	—	—
Less: current ARO portion (accrued liabilities)	(1,964)	—	—
Asset retirement obligations, end of period	$29,877	$7,110	$6,029

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

(q) Debt Issuance Costs

The expenditures related to issuing debt are capitalized and reported as a reduction of the Company’s debt balance in the accompanying Consolidated Balance Sheets. These costs are amortized over the expected life of the related instruments using the effective interest rate method. When debt is retired before maturity or modifications significantly change the cash flows, related unamortized costs are expensed.

During the years ended December 31, 2019, 2018, and 2017, the Company amortized $4.1 million, $3.6 million and $3.4 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.

(r) Recent Accounting Pronouncements

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

The Company adopted these standards effective January 1, 2019 using the optional transition method of adoption. The Company implemented a third-party-sponsored lease accounting information system to facilitate the accounting and financial reporting requirements and implemented processes and controls to review new contracts and modifications to existing contracts that contain lease components for appropriate accounting treatment.  See Note 6 – Leases for the disclosures required by the standards.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”, and subsequently, the FASB issued several related ASUs to clarify the application of the credit loss standard.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from its scope that have a contractual right to receive cash. The amendments are effective for smaller reporting companies for fiscal years and interim periods within the fiscal years beginning after December 15, 2020.  Early adoption is permitted.  The Company is assessing the impact, if any, this guidance may have on our consolidated results of operations, financial position and financial disclosures, but does not currently anticipate a material impact.

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

As a result of the BRMR Merger, each share of common stock, par value $0.01 per share, of BRMR issued and outstanding immediately prior to the effective time of the BRMR Merger (the “Effective Time”), excluding certain Excluded Shares (as such term is defined in the Merger Agreement), was converted into the right to receive from the Company 0.29506 of a validly issued, fully-paid, and nonassessable share of common stock, par value $0.01 per share, of the Company. The exchange ratio reflects an adjustment to account for the 15-to-1 reverse stock (See Note 12— Net Income (Loss) Per Share). Former stockholders of BRMR will receive cash for any fractional shares of the Company’s common stock to which they might otherwise be entitled as a result of the BRMR Merger. In addition, upon completion of the BRMR Merger, all shares of BRMR restricted stock and all BRMR restricted stock units and performance interest awards were converted into the right to receive shares of common stock of the Company or cash, in each case as specified in the Merger Agreement.

In connection with the BRMR Merger, the Company incurred approximately $25.5 million and $4.0 million of costs for the years ended December 31, 2019 and 2018, respectively, which are included in General and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).  Approximately $131.7 million of revenues and approximately $14.0 million of net income from continuing operations are attributed to the BRMR Merger are included in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to December 31, 2019.  Approximately $7.2 million of revenues and approximately $1.3 million of net income from discontinued operations are attributed to the BRMR Merger are included in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to December 31, 2019.

The following table summarizes the purchase price allocation and the values of assets acquired and liabilities assumed (in thousands):

Purchase Price	February 28, 2019
Fair value of the Company's common stock issued	$263,487
Fair value of BRMR share-based and other compensation	12,272
Total Fair Value of Consideration	$275,759

Cash and cash equivalents	12,894
Accounts receivable	25,884
Assets held for sale - current	2,296
Other current assets	1,702
Unproved properties	80,843
Proved oil and gas properties	218,866
Other property and equipment	7,059
Other assets	2,461
Operating lease right-of-use asset	7,900
Assets held for sale - long-term	9,611
Total assets acquired	$369,516
Accounts payable	(16,571)
Accrued capital expenditures	(5,807)
Accrued liabilities	(28,824)
Operating lease liability - current	(1,979)
Liabilities associated with assets held for sale - current	(7,683)
Asset retirement obligations	(20,188)
Operating lease liability - noncurrent	(5,923)
Liabilities associated with assets held for sale - long-term	(6,782)
Total liabilities assumed	$(93,757)

Net identifiable assets	$275,759

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

	For the Year Ended December 31,
(in thousands, except per share data) (unaudited)	2019	2018
Pro forma total revenues	$677,099	$698,850
Pro forma net income	$44,536	$5,919
Pro forma net income per share (basic)	$1.25	$0.17
Pro forma net income per share (diluted)	$1.24	$0.16

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

Note 5—Assets Held for Sale and Discontinued Operations

Assets Held for Sale

As a result of the BRMR Merger, the Company acquired certain assets that met the criteria for assets held for sale at the acquisition date, comprised of the net assets of Magnum Hunter Production, Inc. (“MHP”), a wholly-owned subsidiary of BRMR.  These assets are located primarily in Kentucky and Tennessee.

The following summarizes assets and liabilities held for sale at December 31, 2019:

(in thousands)	December 31, 2019
Accounts receivable	$343
Other current assets	704
Total current assets held for sale	$1,047

Proved oil and gas properties, net	$9,528
Other noncurrent assets	137
Total noncurrent assets held for sale	$9,665

Accounts payable	$2,067
Accrued liabilities	570
Other current liabilities	178
Total current liabilities associated with assets held for sale	$2,815

Asset retirement obligations	$6,488
Other liabilities	525
Total noncurrent liabilities associated with assets held for sale	$7,013

Discontinued Operations

The Company determined that the planned divestiture of MHP met the assets held for sale criteria and the criteria for classification as discontinued operations as of December 31, 2019.  The Company included the results of operations for MHP for the year ended December 31, 2019 in discontinued operations as follows:

(in thousands)	For the Year Ended December 31, 2019
Revenues	$7,160
Depreciation, depletion, amortization and accretion	(550)
Other operating expenses	(5,296)
Other income	2
Income from discontinued operations, net of tax	1,316
Gain on disposal of discontinued operations, net of tax	—
Income from discontinued operations, net of tax	$1,316

The Company had maintained an accrued liability of $3.5 million related to litigation involving MHP and a third-party regarding certain royalty and overriding royalty deductions and related payments under several farm-out agreements.  The litigation concluded in April 2019 and, as a result, the Company removed the accrued liability and recognized corresponding income from discontinued operations for the year ended December 31, 2019.

Total operating and investing cash flows of discontinued operations for the year ended December 31, 2019 were as follows:

(in thousands)	For the Year Ended December 31, 2019
Net cash provided by operating activities	$425
Net cash provided by investing activities	$26

Note 6—Leases

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

As discussed in Note 2—Summary of Significant Accounting Policies, the Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 “Leases (Topic 842)” on January 1, 2019 using the optional transition method of adoption.  The Company elected a package of practical expedients that together allows an entity to not reassess (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs.  In addition, the Company elected the following practical expedients for all asset classes: (i) to not reassess certain land easements, (ii) to not apply the recognition requirements under the standard to short-term leases, and (iii) to combine and account for lease and nonlease contract components as a lease, which requires the capitalization of fixed nonlease payments on January 1, 2019 or lease effective date and recognition of variable nonlease payments as variable lease expense.

On January 1, 2019, the Company recorded a total of $10.4 million in right-of-use assets and corresponding new lease liabilities on its Consolidated Balance Sheets representing the present value of its future operating lease payments. Adoption of the standards did not require an adjustment to the opening balance of retained earnings. The discount rate used to determine present value was based on the rate of interest that the Company estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of January 1, 2019. The Company is required to reassess the discount rate for any new and modified lease contracts as of the lease effective date.

The right-of-use assets and lease liabilities recognized upon adoption of ASU 2016-02 were based on the lease classifications, lease commitment amounts, and terms recognized under the prior lease accounting guidance. Leases with an initial term of 12 months or less, taking into account extensions if reasonably certain to be exercised, are considered short-term leases and are not recorded on the Consolidated Balance Sheet.

The Company incurred $16.0 million in operating lease cost during the year ended December 31, 2019.  The operating lease right-of-use assets were reported in other noncurrent assets and the current and noncurrent portions of the operating lease liabilities were reported in current liabilities and noncurrent liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2019, the operating right-of-use assets were $37.0 million and operating lease liabilities were $37.2 million, of which $12.7 million was classified as current. As of December 31, 2019, the weighted average remaining lease term was 3.7 years and the weighted average discount rate was 5.4%.

Supplemental cash flow information related to the Company’s operating leases is included in the table below (in thousands):

For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,542
Investing cash flows for operating leases	$10,489
ROU assets added in exchange for lease obligations (upon adoption)	$10,434
ROU assets and lease obligations acquired in BRMR Merger	$7,900
ROU assets added in exchange for lease obligations, net of terminations (since adoption)	$31,714

The Company’s lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2020	$14,424
2021	13,004
2022	5,524
2023	3,611
2024	2,110
Thereafter	2,631
Total lease payments	$41,304
Less imputed interest	(4,069)
Total lease liability	$37,235

As discussed in Note 2—Summary of Significant Accounting Policies, the Company elected a transition method to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings.  Per ASU 2016-02, the entity electing this transition method should provide the required disclosures under Topic 840 for all periods that continue to be in accordance with Topic 840.  As such, the Company included the future minimum lease commitments table below as of December 31, 2018.  Future minimum lease commitments under non-cancellable leases at December 31, 2018 were as follows:

2019	1,360
2020	1,060
2021	929
2022	755
2023	755
Thereafter	1,619
Total minimum lease payments	$6,478

Note 7—Derivative Instruments

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

By using derivative instruments to hedge exposures to changes in commodity prices, the Company is exposed to the credit risk of its counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of counterparties is subject to periodic review. As of December 31, 2019, the Company’s derivative instruments were with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, Citizens Bank N.A., EDF Energy, J Aron, KeyBank, N.A., Morgan Stanley, Royal Bank of Canada, and Wells Fargo. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of December 31, 2019, for future production periods:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	50,000	January 2020 – December 2020	$2.67
	20,000	January 2020 – March 2020	$2.80
	80,000	January 2020 – June 2020	$2.67
	20,000	April 2020 – June 2020	$2.75
	30,000	July 2020 – December 2020	$2.60
	25,000	January 2020 – March 2021	$2.60
	20,000	July 2020 – March 2021	$2.58
Natural Gas Collars:
Floor purchase price (put)	50,000	January 2020 – December 2020	$2.49
Ceiling sold price (call)	50,000	January 2020 – December 2020	$2.88
Floor purchase price (put)	30,000	January 2020 – March 2020	$2.65
Ceiling sold price (call)	30,000	January 2020 – March 2020	$2.98
Floor purchase price (put)	15,000	April 2020 – June 2020	$2.50
Ceiling sold price (call)	15,000	April 2020 – June 2020	$2.80
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	January 2020 – December 2020	$2.70
Floor sold price (put)	30,000	January 2020 – December 2020	$2.40
Ceiling sold price (call)	30,000	January 2020 – December 2020	$3.05
Floor purchase price (put)	30,000	January 2020 – March 2020	$2.72
Floor sold price (put)	30,000	January 2020 – March 2020	$2.25
Ceiling sold price (call)	30,000	January 2020 – March 2020	$3.15
Floor purchase price (put)	50,000	January 2020 – June 2020	$2.82
Floor sold price (put)	50,000	January 2020 – June 2020	$2.40
Ceiling sold price (call)	50,000	January 2020 – June 2020	$3.11
Floor purchase price (put)	45,000	January 2021 – December 2021	$2.55
Floor sold price (put)	45,000	January 2021 – December 2021	$2.25
Ceiling sold price (call)	45,000	January 2021 – December 2021	$2.81
Natural Gas Call/Put Options:
Floor sold price (put)	50,000	January 2020 – December 2020	$2.30
Floor sold price (put)	50,000	January 2020 – June 2020	$2.25
Swaption sold price (call)	50,000	January 2021 – December 2021	$2.75
Swaption sold price (call)	50,000	January 2022 – December 2022	$3.00
Basis Swaps:
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	January 2020 – December 2020	$(0.59)
Appalachia - Dominion	20,000	January 2020 – March 2020	$(0.39)

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,500	January 2020 – December 2020	$57.07
	1,000	July 2020 – December 2020	$56.53
	250	July 2020 – March 2021	$53.20
	250	January 2021 – March 2021	$53.00
Oil Collars:
Floor purchase price (put)	500	January 2020 – December 2020	$50.00
Ceiling sold price (call)	500	January 2020 – December 2020	$64.00
Floor purchase price (put)	500	July 2020 – December 2020	$52.00
Ceiling sold price (call)	500	July 2020 – December 2020	$60.00
Floor purchase price (put)	500	January 2020 – March 2020	$60.00
Ceiling sold price (call)	500	January 2020 – March 2020	$67.00
Oil Three-way Collars:
Floor purchase price (put)	2,000	January 2020 – June 2020	$62.50
Floor sold price (put)	2,000	January 2020 – June 2020	$55.00
Ceiling sold price (call)	2,000	January 2020 – June 2020	$74.00
Oil Call/Put Options:
Swaption sold price (call)	500	January 2021 – December 2021	$56.80
Floor sold price (put)	500	July 2020 – December 2020	$45.00

NGL Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Propane Swaps:
	750	January 2020 – December 2020	$21.46

Fair values and gains (losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the Consolidated Balance Sheets (in thousands). None of the derivative instruments are designated as hedges for accounting purposes.

As of December 31, 2019	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$33,762	$(3,719)	30,043	Other current assets
Commodity derivatives - noncurrent	833	(45)	788	Other assets
Total assets	$34,595	$(3,764)	$30,831

Liabilities
Commodity derivatives - current	$(5,081)	$3,719	$(1,362)	Accrued liabilities
Commodity derivatives - noncurrent	(2,397)	45	(2,352)	Other liabilities
Total liabilities	$(7,478)	$3,764	$(3,714)

As of December 31, 2018	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$4,960	$(845)	$4,115	Other current assets
Commodity derivatives - noncurrent	1,910	—	1,910	Other assets
Total assets	$6,870	$(845)	$6,025

Liabilities
Commodity derivatives - current	$(845)	$845	$—	Accrued liabilities
Commodity derivatives - noncurrent	(326)	—	(326)	Other liabilities
Total liabilities	$(1,171)	$845	$(326)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the Consolidated Statements of Operations for the periods presented (in thousands):

		For the Year Ended December 31,
	Location of Gain (Loss)	2019	2018	2017
Commodity derivatives	Gain (loss) on derivative instruments	$48,596	$(21,169)	$45,365

Note 8—Fair Value Measurements

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

	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2019: (in thousands)
Commodity derivative instruments	$—	$27,117	$—	$27,117
Total	$—	$27,117	$—	$27,117
As of December 31, 2018: (in thousands)
Commodity derivative instruments	$—	$5,699	$—	$5,699
Total	$—	$5,699	$—	$5,699

Nonfinancial Assets and Liabilities

Assets and liabilities acquired in business combinations are recorded at their fair value on the date of acquisition. Significant Level 3 assumptions associated with the calculation of future cash flows used in the analysis of fair value of the oil and natural gas property acquired include the Company’s estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates, and other relevant data. (See Note 3— Acquisition).

Additionally, fair value is used to determine the inception value of the Company’s AROs. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition. Additions to the Company’s ARO represent a nonrecurring Level 3 measurement. (See Note 2— Summary of Significant Accounting Policies).

The Company reviews its proved oil and natural gas properties for impairment purposes by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. Significant assumptions associated with the calculation of future cash flows used in the impairment analysis include the estimate of future commodity prices, production costs, development expenditures, production, risk-adjusted discount rates and other relevant data. As such, the fair value of oil and natural gas properties used in estimating impairment represents a nonrecurring Level 3 measurement. (See Note 2— Summary of Significant Accounting Policies).

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts due, except for long-term debt. (See Note 9— Debt).

Note 9—Debt

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

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at December 31, 2019.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes at December 31, 2019 was approximately $471.1 million.

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

The credit agreement governing the revolving credit facility (as amended and restated, the “Credit Agreement”) was amended on January 12, 2015. The primary change effected by such amendment was to add the Company as a party to the revolving credit facility and thereby subject the Company to the representations, warranties, covenants and events of default provisions thereof. Relative to the Eclipse I’s previous credit agreement, the Credit Agreement also (i) requires financial reporting regarding, and tests financial covenants with respect to, the Company rather than Eclipse I, (ii) increases the basket sizes under certain of the negative covenants, and (iii) includes certain other changes favorable to Eclipse I. Other terms of the Credit Agreement remain generally consistent with Eclipse I’s previous credit agreement.

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

On February 24, 2017, the Company entered into an additional amendment that increased the borrowing base from $125 million to $175 million, while extending the maturity of the revolving credit facility to February 2020.  In addition, the amendment modified the minimum interest coverage ratio covenant to a net leverage covenant of Net Debt (as defined in the Credit Agreement) to EBITDAX.  On August 1, 2017, the Company entered into an additional amendment to the Credit Agreement that increased the borrowing base from $175 million to $225 million.

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

On November 11, 2019, the Company entered into an additional amendment to the Credit Agreement to, among other things, (a) provide that the Company, may under certain circumstances, voluntarily repurchase, prepay or otherwise redeem the Company’s outstanding 8.875% senior unsecured notes due 2023 and any Permitted Refinancing Debt thereof (as such term is defined in the Credit Agreement), provided that the aggregate amount spent for such repurchase, prepayment or redemption since November 11, 2019 does not exceed $50 million; and (b) reduce the ratio of Consolidated Total Funded Net Debt to EBITDAX that the Company is required to maintain in order to make certain Restricted Payments (as such terms are defined in the Credit Agreement) from 3:1 to 2.75:1.

At December 31, 2019, the borrowing base under the revolving credit facility was $500 million and the Company had $130.0 million in outstanding borrowings thereunder. After giving effect to outstanding letters of credit issued by the Company totaling $29.2 million, the Company had available borrowing capacity under the revolving credit facility of $340.8 million.

The revolving credit facility is secured by mortgages on 85% of the value of the Company’s properties and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and leverage coverage ratios. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of December 31, 2019. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.375%-0.500% of the unused facility based on utilization.

Note 10—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code, as amended (“the Code”), under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(k) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense of $1.0 million, $0.9 million and $0.7 million related to matching contributions, classified under general and administrative, for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 11—Stock-Based Compensation

At the Company’s 2019 Annual Meeting of Stockholders held on June 14, 2019, the Company’s stockholders approved the Company’s 2019 Long-Term Incentive Plan (the “2019 Plan”), which was previously approved by the Company’s Board of Directors.  The 2019 Plan replaces the Company’s 2014 Long-Term Incentive Plan, as amended (the “Prior Plan”).  Upon stockholder approval, (i) the 2019 Plan became effective, and (ii) the Prior Plan terminated, and no additional awards will be granted under the Prior Plan; provided that awards outstanding under the Prior Plan as of the date the 2019 Plan became effective will remain in full force and effect under the Prior Plan according to their respective terms.

The Company is authorized to grant up to 2,650,000 shares of common stock under the 2019 Plan.  The 2019 Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, performance-based awards and other types of awards.  The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 1,745,810 shares were available for future grants under the Plan as of December 31, 2019.

Stock-based compensation expense was as follows for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Restricted stock units	$4,141	$4,014	$5,301
Performance units	3,706	3,497	3,622
Restricted and unrestricted stock	937	380	378
Total expense	$8,784	$7,891	$9,301

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of December 31, 2019, there was $2.4 million of total unrecognized compensation cost related to restricted stock units.  The weighted average period for the units to vest is approximately one year.

A summary of employee restricted stock unit awards activity during the year ended December 31, 2019 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2018	233,960	$29.27	$3,685
Granted	417,584	6.46
Vested	(212,140)	28.71
Forfeited	(1,845)	13.11
Total awarded and unvested, December 31, 2019	437,559	$7.83	$3,474

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (“TSR”), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of December 31, 2019, there was $1.7 million of total unrecognized compensation cost related to performance units.  The weighted average period for the units to vest is approximately two years.

A summary of performance stock unit awards activity during the year ended December 31, 2019 is as follows:

	Number of shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2018	346,589	$27.68	$716
Granted	261,139	7.25
Vested	(270,068)	27.57
Forfeited	(17,540)	24.86
Total awarded and unvested, December 31, 2019	320,120	$11.26	$2,522

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk-free rate and a volatility estimate tied to the Company’s public peer group.  The following table presents the assumptions used to determine the fair value for performance stock units granted during the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Volatility	65.10%	89.70%	50.41%
Risk-free interest rate	1.83%	2.37%	1.34%

The fair value of the performance stock units vested during the years ended December 31, 2019 and December 31, 2017 was approximately $3.7 million and $0.8 million, respectively.

Restricted Stock Issued to Directors

On May 18, 2016, the Company issued an aggregate of 9,963 restricted shares of common stock to its three non-employee members of its Board of Directors that were not affiliated with the Company’s then controlling stockholder, which became fully vested on May 18, 2017.

On May 17, 2017, the Company issued an aggregate of 10,212 restricted shares of common stock to its three non-employee members of its Board of Directors that were not affiliated with the Company’s then controlling stockholder, which became fully vested on May 17, 2018.

On May 16, 2018, the Company issued an aggregate of 15,476 restricted shares of common stock to its three non-employee members of its Board of Directors that were not affiliated with the Company’s then controlling stockholder, which became fully vested on May 16, 2019.

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

Pursuant to the Company’s Non-Employee Director Compensation Policy, on August 2, 2019 and October 8, 2019, the Company issued an aggregate of 26,935 and 22,661 unrestricted shares of common stock, respectively, which vested immediately to four of the non-employee members of its Board of Directors.

As of December 31, 2019, there was $0.9 million of total unrecognized compensation cost related to restricted stock units issued to Directors.

Note 12—Net Income (Loss) Per Share

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

Reverse Stock Split

Effective immediately prior to the Effective Time on February 28, 2019 (See Note 3— Acquisition), the Company effected a 15-to-1 reverse stock split of its common stock.  Holders of shares of the Company’s common stock immediately prior to the Effective Time received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the reverse stock split. The reverse stock split lowered the aggregate par value of the common stock reflected in the Consolidated Statements of Stockholders’ Equity to reflect the reduced shares with the offset to additional paid-in-capital.  The table below retroactively reflects, in accordance with ASC 505 “Equity”, the stock split that occurred on February 28, 2019 for the years ended December 31, 2018 and 2017, respectively.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
(in thousands, except per share data)	2019			2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income, shares, basic	$31,762	33,211	$0.96	$18,826	19,999	$0.94	$8,525	17,479	$0.49
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	113		—	88		—	200
Diluted:
Net income, shares, diluted	$31,762	33,324	$0.95	$18,826	20,087	$0.94	$8,525	17,679	$0.48

Note 13—Related Party Transactions

During the years ended December 31, 2018 and 2017, the Company incurred approximately $0.6 million, respectively, related to flight charter services provided by BWH Air, LLC and BWH Air II, LLC, which were owned by the Company’s former Chairman, President and Chief Executive Officer. The Company incurred less than $0.1 million for these services for the year ended December 31, 2019.  The fees were paid in accordance with a standard service contract that did not obligate the Company to any minimum terms.  The Company no longer utilizes any flight charter services under this arrangement.

Travis Peak Resources, LLC, the seller from whom the Company acquired assets in the Flat Castle Acquisition, is an affiliate of EnCap Investments L.P. (“EnCap”).  EnCap has representatives on the Company’s Board of Directors, and affiliates of EnCap collectively beneficially own approximately 40% of the outstanding shares of the Company’s common stock.  (See Note 3— Acquisition).

Note 14—Commitments and Contingencies

(a) Legal Matters

From time to time, the Company may be a party to legal proceedings arising in the ordinary course of business. Management does not believe that a material loss is probable as a result of such proceedings.

During the year ended December 31, 2019, the Company removed an accrued liability related to certain litigation involving MHP (See Note 5— Assets Held for Sale and Discontinued Operations).

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

(c) Other Commitments (in thousands)

	Firm transportation(i)	Gas processing, gathering, and compression services(ii)	Total
Year Ending December 31:
2020	$100,101	$40,811	$140,912
2021	99,828	41,383	141,211
2022	99,828	43,399	143,227
2023	99,828	41,260	141,088
2024	100,101	39,498	139,599
Thereafter	722,369	211,001	933,370
Total	$1,222,055	$417,352	$1,639,407

(i)

Firm transportation - The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of production to market. These contracts commit the Company to transport minimum daily natural gas volumes at a negotiated rate, or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent the minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company will record in its Consolidated Financial Statements the Company’s proportionate share of costs based on its working interest.

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

See Note 6— Leases for a summary of undiscounted future cash flows owed by the Company as lessee to lessors pursuant to contractual agreements in effect as of December 31, 2019.

Note 15—Income Tax

The components of the Company’s income tax expense from continuing operations are as follows (in thousands):

For the Year Ended December 31,
	2019	2018	2017
Current
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$—	$—	$—

The Company’s income tax expense from continuing operations differs from the amount derived by applying the statutory federal rate to pretax loss principally due the effect of the following items (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Income from continuing operations	$30,446	$18,826	$8,525
Statutory rate	21%	21%	35%
Income tax benefit computed at statutory rate	6,394	3,953	2,984
Reconciling items:
State income taxes	200	—	—
Deferred true-up	(6,686)	—	—
Share-based compensation	—	1,201	(576)
Other permanent differences	2,376	54	50
Executive compensation limitation	1,263	268	496
Change in valuation allowance	7,959	(5,476)	(145,449)
Change in State tax rate	(11,506)	—	142,495
Income tax expense (benefit)	$—	$—	$—

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred taxes are detailed in the table below (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Deferred tax asset:
Oil and gas properties and equipment	$11,613	$62,616	$93,854
Federal tax loss carryforwards	306,743	140,059	114,652
Derivative instruments and other	—	—	1,064
Interest expense limitation carryforward	25,932	—	—
Operating lease right-of-use liabilities	8,278	—	—
Other, net	5,240	7,398	4,639
Deferred tax asset	357,806	210,073	214,209
Valuation allowance	(343,577)	(208,324)	(213,800)
Net deferred tax assets	$14,229	$1,749	$409
Deferred tax liability:
Derivative instruments and other	$6,009	$1,197	$—
Other, net	—	552	409
Operating lease right-of-use assets	8,220	—	—
Net deferred tax liability	$14,229	$1,749	$409
Reflected in the accompanying Consolidated Balance Sheets as:
Net deferred tax asset	$—	$—	$—
Net deferred tax liability	$—	$—	$—

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those deferred income tax assets would be deductible. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. Due to the history of losses in recent years, management believes that it is more likely than not that the Company will not be able to realize our net deferred tax assets, and therefore a valuation allowance on the entire net deferred tax asset is maintained.

The Company has U.S. federal tax loss carryforwards (“NOL”) of approximately $1.4 billion as of December 31, 2019 of which $386 million could be permanently lost. The NOL carryforwards will begin to expire in 2034. In connection with the BRMR Merger (See Note 3— Acquisition), the Company experienced an ownership change as described in IRC Section 382.  As a result, the Company’s net operating losses as of December 31, 2019 as well as certain tax deductions are subject to an annual limitation imposed by Section 382 limitation. If a subsequent ownership change were to occur as a result of future transactions in the Company’s stock, the Company’s use of remaining U.S. tax attributes may be further limited.

The tax years ended December 31, 2016 through 2019 will remain open to examination under the applicable statute of limitations in the U.S. and other jurisdictions in which the Company and its subsidiaries file income tax returns. However, the statute of limitations for examination of NOLs and other similar attribute carryforwards does not commence until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under U.S. federal tax law.

As of December 31, 2019, 2018, and 2017 the Company has not recorded a reserve for any uncertain tax positions. No federal income tax payments are expected in the upcoming four quarterly reporting periods.  However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense.  In the Company’s major tax jurisdictions, the earliest year open to examination is 2007.

Note 16—Subsidiary Guarantors

Each subsidiary of the Company that guarantees the Company’s revolving credit facility is required to fully and unconditionally, joint and severally, guarantee the Company’s 8.875% senior unsecured notes.  Each such subsidiary of the Company in existence immediately prior to the BRMR Merger guaranteed the Company’s 8.875% senior unsecured notes.  As a result of the BRMR Merger, and within the timeframe required by the indenture governing the Company’s 8.875% senior unsecured notes, the Company caused BRMR and each of its subsidiaries that guaranteed the Company’s revolving credit facility to guarantee the Company’s 8.875% senior unsecured notes (See Note 9— Debt ). Montage Resources Corporation, standing alone, has no independent operations or (other than its equity interests in its subsidiaries) material assets. The Company’s wholly owned subsidiary guarantors are not restricted from transferring funds to Montage Resources Corporation or other wholly owned subsidiary guarantors. The Company’s wholly owned subsidiaries do not have any restricted net assets.

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

Note 17—Subsequent Events

Management has evaluated subsequent events and believes that there are no events that would have a material impact on the aforementioned financial statements and related disclosures in the accompanying notes to the Consolidated Financial Statements.

Note 18—Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 are presented in the following table.  Quarterly financial data for the year ended December 31, 2018 retroactively reflects the 15-to-1 reverse stock split at the close the BRMR Merger on February 28, 2019. In the following table, the sum of basic and diluted “Income (loss) per common share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly loss per share amounts may not equal the calculated year loss per share amount (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Total operating revenues	$141,497	$155,540	$163,295	$174,109
Total operating expenses	136,642	145,370	158,394	153,146
Operating income	4,855	10,170	4,901	20,963
Income (loss) from continuing operations	(13,916)	24,807	5,521	14,034
Income (loss) from discontinued operations	(182)	2,705	(1,237)	30
Net income (loss)	(14,098)	27,512	4,284	14,064
Income (loss) per common share:
Basic and diluted from continuing operations	$(0.54)	$0.69	$0.15	$0.39
Basic and diluted from discontinued operations	$(0.01)	$0.08	$(0.03)	$—
Basic and diluted	$(0.55)	$0.77	$0.12	$0.39

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Total operating revenues	$110,192	$103,622	$130,123	$171,208
Total operating expenses	95,651	92,989	108,929	123,590
Operating income	14,541	10,633	21,194	47,618
Net income (loss)	(2,626)	(19,036)	3,998	36,490
Income (loss) per common share:
Basic	$(0.13)	$(0.95)	$0.20	$1.81
Diluted	$(0.13)	$(0.95)	$0.20	$1.80

Note 19—Supplemental Oil and Natural Gas Information (unaudited)

(a) Capitalized Costs

A summary of the Company’s capitalized costs are contained in the table below (in thousands):

	December 31,
	2019	2018
Oil and natural gas properties:
Unproved properties	$508,576	$482,475
Proved properties	2,783,232	2,188,233
Total oil and natural gas properties	3,291,808	2,670,708
Less accumulated depreciation, depletion and amortization	(1,532,127)	(1,380,650)
Net oil and natural gas properties	$1,759,681	$1,290,058

(b) Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities

A summary of the Company’s cost incurred in oil and natural gas property acquisition and development activities is set forth below (in thousands):

	December 31,
	2019	2018	2017
Acquisition costs:
Unproved properties	$106,758	$107,862	$57,498
Proved properties	201,884	4,072	—
Development cost	339,628	239,467	257,119
Exploration cost	11,142	20,957	18,791
Asset retirement obligations	29,346	—	—
Total acquisition, development and exploration costs	$688,758	$372,358	$333,408

(c) Reserve Quantity Information

The following information represents estimates of the Company’s proved reserves as of December 31, 2019 and December 31, 2018, which have been prepared and presented under SEC rules. These rules require companies to prepare their reserve estimates using specified reserve definitions and pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The pricing that was used for estimates of the Company’s reserves as of December 31, 2019, 2018, and 2017 was based on an unweighted average 12-month average West Texas Intermediate posted price per Bbl for oil and NGLs and a Henry Hub spot natural gas price per MMBtu for natural gas.

Subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This requirement may limit the Company’s potential to record additional proved undeveloped reserves as it pursues its drilling program, particularly as it develops its significant acreage primarily in the Appalachian Basin of Ohio, Pennsylvania and West Virginia. Moreover, the Company may be required to write down its proved undeveloped reserves if it does not drill on those reserves within the required five-year timeframe. The Company does not have any proved undeveloped reserves which have remained undeveloped for five years or more.

The Company’s proved oil and natural gas reserves are all located in the United States, primarily within the States of Ohio, Pennsylvania and West Virginia. All of the estimates of the proved reserves at December 31, 2019 and 2018 and December 31, 2017, were prepared by SIS and NSAI, our independent petroleum engineers, respectively. Proved reserves were estimated in accordance with the guidelines established by the SEC and the FASB.

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

The following table provides a roll-forward of the total proved reserves for the year ended December 31, 2019, 2018, and 2017 as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year:

	Natural Gas (Bcf)	Natural Gas Liquids (MBbl)	Oil (MBbl)	TOTAL (Bcfe)
End of year, December 31, 2016	386.4	8,675.5	5,157.7	469.4
Revisions	515.1	20,327.3	9,746.8	695.6
Extensions and discoveries	274.4	15,598.8	6,192.9	405.1
Acquisitions	1.6	42.6	5.8	1.9
Production	(87.4)	(2,713.6)	(1,622.4)	(113.4)
End of year, December 31, 2017	1,090.1	41,930.6	19,480.8	1,458.6
Revisions	5.6	(8,307.5)	231.2	(42.8)
Extensions and discoveries	515.8	4,059.4	2,995.7	558.1
Acquisitions	9.9	551.4	522.2	16.3
Divestitures	(0.2)	—	—	(0.2)
Production	(90.0)	(3,503.0)	(2,377.8)	(125.3)
End of year, December 31, 2018	1,531.2	34,730.9	20,852.1	1,864.7
Revisions	(77.0)	4,454.5	(1,569.8)	(59.6)
Extensions and discoveries	418.7	19,016.3	11,078.1	599.2
Acquisitions	418.9	14,844.0	2,915.2	525.5
Production	(154.1)	(4,686.3)	(2,950.8)	(200.0)
End of year, December 31, 2019	2,137.7	68,359.4	30,324.8	2,729.8
Proved developed reserves:
December 31, 2016	226.1	7,520.0	4,439.5	297.8
December 31, 2017	334.6	13,782.9	6,449.6	456.0
December 31, 2018	501.0	20,213.8	8,058.7	670.7
December 31, 2019	1,183.2	39,316.3	12,512.6	1,494.2
Proved undeveloped reserves:
December 31, 2016	160.4	1,155.5	718.1	171.6
December 31, 2017	755.5	28,147.7	13,031.2	1,002.6
December 31, 2018	1,030.2	14,517.2	12,793.4	1,194.1
December 31, 2019	954.5	29,043.2	17,812.2	1,235.6

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

2019 Changes in Reserves

•

Extensions of 599.2 Bcfe from the development of 100.5 Bcfe of unproved wells to proved developed, of which 70.2 Bcfe is from the development of the Company’s operated Marcellus asset, 23.3 Bcfe is from the Company’s operated Utica asset and 7.0 Bcfe was added from participation in non-operated wells. Extensions of 498.7 Bcfe from the development of unproved wells to proved undeveloped, of which 269.4 Bcfe is from the Company’s operated Utica asset and 229.3 Bcfe is from the Company’s operated Marcellus asset.

•	525.5 Bcfe related to acquiring proved assets from the merger with BRMR.
•

Revisions to previous estimates are comprised of 59.6 Bcfe of negative revisions primarily due to a negative adjustment of 277.3 due to downward SEC pricing and differentials and 44.2 Bcfe due adjustments in the drilling schedule. The negative revisions have been offset by a positive revision of 261.9 Bcfe due to well performance, capital allocation, and lease operating expense.

(d) Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows does not purport to be, nor should it be interpreted to present, the fair value of the oil and natural gas reserves of the property. An estimate of fair value would take into account, among other things, the recovery of reserves not presently classified as proved, the value of unproved properties, and consideration of expected future economic and operating conditions. The estimates of future cash flows and future production and development costs as of December 31, 2019 and 2018 are based on the unweighted arithmetic average first-day-of-the-month price for the preceding 12-month period. Estimated future production of proved reserves and estimated future production and development costs of proved reserves are based on current costs and economic conditions. All wellhead prices are held flat over the forecast period for all reserve categories. The estimated future net cash flows are then discounted at a rate of 10%. The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows at December 31, 2019, 2018, and 2017 (in thousands):

	December 31,
	2019	2018	2017
Future cash inflows (total revenues)	$8,212,521	$6,730,000	$4,750,238
Future production costs	(3,867,182)	(2,964,098)	(2,332,310)
Future development costs (capital costs)	(982,321)	(855,932)	(879,399)
Future income tax expense	(633,086)	(136,472)	—
Future net cash flows	2,729,932	2,773,498	1,538,529
10% annual discount for estimated timing of cash flows	(1,534,108)	(1,444,188)	(808,843)
Standardized measure of Discounted Future Net Cash Flow	$1,195,824	$1,329,310	$729,686

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

(e) Changes in the Standardized Measure of Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows are contained in the table below (in thousands):

	December 31,
	2019	2018	2017
Standardized Measure, beginning of the year	$1,329,310	$729,686	$205,981
Net change in prices and production costs	(531,056)	369,578	653,347
Net change in future development costs	28,481	87,466	(385,042)
Sales, less production costs	(327,373)	(321,802)	(226,324)
Extensions	251,343	363,708	135,734
Acquisitions	387,117	7,468	2,365
Divestitures	—	(20)	—
Revisions of previous quantity estimates	7,345	19,910	322,917
Previously estimated development costs incurred	245,931	65,035	34,102
Net changes in taxes	(237,482)	(37,345)	—
Accretion of discount	132,931	72,969	20,598
Changes in timing and other	(90,723)	(27,343)	(33,992)
Standardized Measure, end of year	$1,195,824	$1,329,310	$729,686