Form 10-Q
period 2020-03-31
Montage Resources Corp
filed 2020-05-08
CIK 1600470

Cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of the registrant’s common stock outstanding at May 4, 2020: 35,814,733 shares

MONTAGE RESOURCES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income or losses, projected costs and capital expenditures, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “will,” “plan,” “would,” “should,” “could,” “endeavor,” “believe,” “anticipate,” “intend,” “seek,” “estimate,” “expect,” “project,” “future,” “strategy,” “potential,” “continue,” “budget,” “forecast,” “assume” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are or were, when made, based on our current expectations and assumptions about future events and are or were, when made, based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Part II, Item 1A of this Quarterly Report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to, the severity and continued duration of the COVID-19 pandemic, related economic effects and the resulting negative impact on the demand for natural gas, NGLs and oil, operational challenges relating to the COVID-19 pandemic, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of counterparty contracts and supply chain disruptions, legal and environmental risks, drilling and other operating risks, regulatory changes, including U.S. federal, state and local tax regulatory changes, commodity price volatility and declines in the price of natural gas, NGLs and oil, inflation, lack of availability of drilling, production and processing equipment and services, counterparty credit risk, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flow and access to capital, risks associated with our level of indebtedness, the timing of development expenditures, and the other risks described in Part II, Item 1A of this Quarterly Report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

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

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,308	$12,056
Accounts receivable	60,621	77,402
Assets held for sale	843	1,047
Other current assets	60,739	35,509
Total current assets	129,511	126,014

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method:
Unproved properties	496,817	508,576
Proved oil and gas properties, net	1,259,704	1,251,105
Other property and equipment, net	11,007	11,226
Total property and equipment, net	1,767,528	1,770,907

OTHER NONCURRENT ASSETS
Other assets	6,305	7,616
Operating lease right-of-use assets	34,500	36,975
Assets held for sale	2,907	9,665
TOTAL ASSETS	$1,940,751	$1,951,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$136,491	$119,907
Accrued capital expenditures	26,534	43,500
Accrued liabilities	26,455	53,866
Accrued interest payable	11,347	21,308
Liabilities associated with assets held for sale	2,505	2,815
Operating lease liability	12,969	12,666
Total current liabilities	216,301	254,062

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	501,234	500,541
Revolving credit facility	150,000	130,000
Asset retirement obligations	30,381	29,877
Other liabilities	13,114	8,029
Operating lease liability	21,873	24,569
Liabilities associated with assets held for sale	7,169	7,013
Total liabilities	940,072	954,091
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 35,804,544 and 35,770,934 shares issued and outstanding, respectively	383	383
Additional paid in capital	2,353,169	2,352,309
Treasury stock, shares at cost; 2,528,440 and 2,508,485 shares, respectively	(10,144)	(10,049)
Accumulated deficit	(1,342,729)	(1,345,557)
Total stockholders’ equity	1,000,679	997,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,940,751	$1,951,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
REVENUES
Natural gas, oil and natural gas liquids sales	$123,871	$131,828
Brokered natural gas and marketing revenue	9,488	9,530
Other revenue	66	139
Total revenues	133,425	141,497

OPERATING EXPENSES
Lease operating	12,043	7,525
Transportation, gathering and compression	54,124	41,168
Production and ad valorem taxes	4,868	2,848
Brokered natural gas and marketing expense	9,258	9,459
Depreciation, depletion, amortization and accretion	44,135	29,897
Exploration	13,271	16,789
General and administrative	9,880	28,930
Loss on sale of assets	554	2
Other expense	16	24
Total operating expenses	148,149	136,642
OPERATING INCOME (LOSS)	(14,724)	4,855
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	40,131	(4,931)
Interest expense, net	(14,834)	(13,840)
Other income	12	—
Total other income (expense), net	25,309	(18,771)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,585	(13,916)
Income tax benefit (expense)	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,585	(13,916)
Loss from discontinued operations, net of income tax	(7,757)	(182)
NET INCOME (LOSS)	$2,828	$(14,098)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic:
Weighted average common stock outstanding	35,772	25,564
Income (loss) from continuing operations	$0.30	$(0.54)
Loss from discontinued operations	(0.22)	(0.01)
Net income (loss)	$0.08	$(0.55)

Diluted:
Weighted average common stock outstanding	35,858	25,564
Income (loss) from continuing operations	$0.30	$(0.54)
Loss from discontinued operations	(0.22)	(0.01)
Net income (loss)	$0.08	$(0.55)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2018	20,169,063	$3,043	$2,065,119	$(3,357)	$(1,377,319)	$687,486
Stock-based compensation	—	—	6,001	—	—	6,001
Equity issuance costs	—	—	(30)	—	—	(30)
Shares of common stock issued in merger, net of equity issuance costs	15,013,520	150	275,609	—	—	275,759
Reverse split 1:15	—	(2,833)	2,833	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	499,897	22	(5)	(5,411)	—	(5,394)
Net loss	—	—	—	—	(14,098)	(14,098)
Balances, March 31, 2019	35,682,480	$382	$2,349,527	$(8,768)	$(1,391,417)	$949,724

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2019	35,770,934	$383	$2,352,309	$(10,049)	$(1,345,557)	$997,086
Stock-based compensation	—	—	860	—	—	860
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	33,610	—	—	(95)	—	(95)
Net income	—	—	—	—	2,828	2,828
Balances, March 31, 2020	35,804,544	$383	$2,353,169	$(10,144)	$(1,342,729)	$1,000,679

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,828	$(14,098)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation, depletion, amortization and accretion	44,304	29,950
Exploration expense	10,720	9,600
Stock-based compensation	860	6,001
Impairment of oil and gas properties	6,849	—
Net cash for plugging wells	(81)	(48)
(Gain) loss on derivative instruments	(40,131)	4,931
Net cash receipts (payments) on settled derivatives	18,236	(3,186)
Loss on sale of assets	490	2
Amortization of deferred financing costs	619	629
Amortization of debt discount	333	333
Changes in operating assets and liabilities:
Accounts receivable	19,238	25,812
Other assets	404	(188)
Accounts payable and accrued liabilities	(43,179)	(68,643)
Net cash provided by (used in) operating activities	21,490	(8,905)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(46,894)	(58,530)
Capital expenditures for other property and equipment	(250)	(184)
Proceeds from sale of assets	1,073	1
Cash acquired in merger	—	12,894
Change in deposits and other long-term assets	—	(3)
Net cash used in investing activities	(46,071)	(45,822)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(31)	(3,102)
Repayments of long-term debt	(41)	(98)
Proceeds from revolving credit facility	20,000	65,000
Equity issuance costs	—	(30)
Employee tax withholding for settlement of equity compensation awards	(95)	(5,410)
Net cash provided by financing activities	19,833	56,360
Net increase (decrease) in cash and cash equivalents	(4,748)	1,633
Cash and cash equivalents at beginning of period	12,056	5,959
Cash and cash equivalents at end of period	$7,308	$7,592
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$23,874	$24,198
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$41	$16,691
Additions of other property through debt financing	$—	$—
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$5,222	$45,287
BRMR Merger consideration	$—	$275,759

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

Note 2—Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited except the Consolidated Balance Sheet at December 31, 2019, which is derived from the Company’s audited financial statements, and are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made and contained in annual financial statements. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. All such adjustments are of a normal recurring nature. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and the notes to those statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.

Operating results for interim periods may not necessarily be indicative of the results of operations for the full year ending December 31, 2020 or any other future periods, due to fluctuations in demand and the prices received for natural gas, NGLs and oil, the impacts of COVID-19 pandemic, and other factors.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company had no significant accounts receivables determined to be uncollectible as of March 31, 2020 or December 31, 2019.

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

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Upon the sale of an individual well, the proceeds are credited to accumulated depreciation and depletion within the Company’s Condensed Consolidated Balance Sheets. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment on a group basis, no gain or loss is recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) unless the proceeds exceed the original cost of the property, in which case a gain is recognized in the amount of such excess. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	March 31, 2020	December 31, 2019
Oil and natural gas properties:
Unproved	$496,817	$508,576
Proved	2,834,795	2,783,232
Gross oil and natural gas properties	3,331,612	3,291,808
Less accumulated depreciation, depletion and amortization	(1,575,091)	(1,532,127)
Oil and natural gas properties, net	1,756,521	1,759,681
Other property and equipment	20,056	20,000
Less accumulated depreciation	(9,049)	(8,774)
Other property and equipment, net	11,007	11,226
Property and equipment, net	$1,767,528	$1,770,907

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

Marketing Revenue

Brokered natural gas and marketing revenues are derived from activities to purchase and sell third-party natural gas and to market excess firm transportation capacity to third parties. The Company retains control of the purchased natural gas prior to delivery to the purchaser. The Company has concluded that it is the principal in these arrangements and therefore the Company recognizes revenue on a gross basis, with costs to purchase and transport natural gas presented as brokered natural gas and marketing expense. Contracts to sell third-party natural gas are generally subject to similar terms as contracts to sell the Company’s produced natural gas and NGLs.  The Company satisfies performance obligations to the purchaser by transferring control of the product at the delivery point and recognizes revenue based on the price received from the purchaser.

Disaggregation of Revenue

The following table illustrates the revenue disaggregated by type for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenues (in thousands)
Natural gas sales	$79,090	$81,825
NGL sales	18,549	21,248
Oil sales	26,232	28,755
Brokered natural gas and marketing revenue	9,488	9,530
Other revenue	66	139
Total revenues	$133,425	$141,497

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

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $42.4 million and $63.7 million at March 31, 2020 and December 31, 2019, respectively.

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from commodity derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances (if any), by product or service as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Receivables by product or service:
Sale of oil and natural gas and related products and services	$42,375	$63,730
Joint interest owners	13,559	12,156
Derivatives	2,667	210
Other	2,020	1,306
Total	$60,621	$77,402

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the States of Ohio, Pennsylvania and West Virginia. As a general policy, collateral is not required for receivables, but customers’ financial condition and creditworthiness are evaluated regularly. By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, the Company exposes itself to the credit risk of the counterparties to these derivative instruments. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. Such counterparties are not required to provide credit support to the Company. The fair value of the Company’s unsettled commodity derivative contracts was a net asset position of $46.4 million and $27.1 million at March 31, 2020 and December 31, 2019, respectively. Other than as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s derivative contracts. As of March 31, 2020 and December 31, 2019, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion, Amortization and Accretion

Oil and Natural Gas Properties

Depreciation, depletion, amortization and accretion (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties, including accretion expense, totaled approximately $43.7 million and $29.5 million for the three months ended March 31, 2020 and 2019, respectively, and is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from five to 40 years. Depreciation totaled approximately $0.4 million for each of the three months ended March 31, 2020 and 2019. This amount is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The review for impairment of the Company’s oil and gas properties is performed by determining whether the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  There were no impairments of proved properties held and used for the three months ended March 31, 2020 and 2019.  The Company recorded impairment of proved properties held for sale during the three months ended March 31, 2020.  See Note 5— Assets Held for Sale and Discontinued Operations.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $10.7 million and $9.6 million for the three months ended March 31, 2020 and 2019, respectively. These costs are included in exploration expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

ASC Topic 740 further provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not (i.e., a likelihood greater than 50 percent) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the uncertain tax position guidance and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not recorded a reserve for any uncertain tax positions to date.

The Company applies ASC Topic 740’s intra-period income tax allocation rules using the with and without approach, to allocate income tax expense (benefit) among continuing operations, discontinued operations, other comprehensive income (loss), and additional paid-in capital as required.

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

Derivatives are recorded at fair value and are included on the Condensed Consolidated Balance Sheets as current and noncurrent assets and liabilities. Derivatives are classified as current or noncurrent based on the contractual expiration date. Derivatives with expiration dates within the next 12 months are classified as current. The Company netted the fair value of derivatives by counterparty in the accompanying Condensed Consolidated Balance Sheets where the right to offset exists. The Company’s derivative instruments were not designated as hedges for accounting purposes for any of the periods presented. Accordingly, the changes in fair value are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period of change. Gains and losses on derivatives are included in cash flows from operating activities. Premiums for options are included in cash flows from operating activities.

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

Approximately $2.2 million and $2.0 million, representing the current portion of ARO liability, are included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.  The following table sets forth the changes in the Company’s ARO liability for the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
Asset retirement obligations, beginning of period	$31,841
Accretion	742
Obligation for wells drilled	41
Liabilities settled via plugging	(81)
Less: current ARO portion	(2,162)
Asset retirement obligations, end of period	$30,381

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

(n) Debt Issuance Costs

The expenditures related to issuing debt are capitalized and reported as a reduction of the Company’s debt balance in the accompanying Condensed Consolidated Balance Sheets. These costs are amortized over the expected life of the related instruments using the effective interest rate method. When debt is retired before maturity or modifications significantly change the cash flows, related unamortized costs are expensed.

During each of the three months ended March 31, 2020 and 2019, the Company amortized $1.0 million of deferred financing costs and debt discount to interest expense using the effective interest method.

(o) Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”, and subsequently, the FASB issued several related ASUs to clarify the application of the credit loss standard.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from its scope that have a contractual right to receive cash. The amendments are effective for smaller reporting companies for fiscal years and interim periods within the fiscal years beginning after December 15, 2022.  Early adoption is permitted.  The Company is assessing the impact, if any, this guidance may have on our consolidated results of operations, financial position and financial disclosures, but does not currently anticipate a material impact.

Note 4—Acquisitions

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

As a result of the BRMR Merger, each share of common stock, par value $0.01 per share, of BRMR issued and outstanding immediately prior to the effective time of the BRMR Merger, excluding certain Excluded Shares (as such term is defined in the Merger Agreement), was converted into the right to receive from the Company 0.29506 of a validly issued, fully-paid, and nonassessable share of common stock, par value $0.01 per share, of the Company. The exchange ratio reflects an adjustment to account for the 15-to-1 reverse stock split (See Note 12— Net Income (Loss) Per Share). Former stockholders of BRMR received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the BRMR Merger. In addition, upon completion of the BRMR Merger, all shares of BRMR restricted stock and all BRMR restricted stock units and performance interest awards were converted into the right to receive shares of common stock of the Company or cash, in each case as specified in the Merger Agreement.

In connection with the BRMR Merger, the Company incurred approximately $0.2 million and $14.6 million of costs for the three months ended March 31, 2020 and 2019, respectively, which are included in general and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Approximately $20.6 million of revenues and approximately $8.5 million of net income from continuing operations attributed to the BRMR Merger are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to March 31, 2019.  Approximately $0.9 million of revenues and approximately $0.2 million of net loss from discontinued operations attributed to the BRMR Merger are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to March 31, 2019.

The following table summarizes the purchase price allocation and the values of assets acquired and liabilities assumed (in thousands):

Purchase Price	February 28, 2019
Fair value of the Company’s common stock issued	$263,487
Fair value of BRMR share-based and other compensation	12,272
Total Fair Value of Consideration	$275,759

Cash and cash equivalents	12,894
Accounts receivable	25,884
Assets held for sale - current	2,296
Other current assets	1,702
Unproved properties	80,843
Proved oil and gas properties	218,866
Other property and equipment	7,059
Other assets	2,461
Operating lease right-of-use asset	7,900
Assets held for sale - long-term	9,611
Total assets acquired	$369,516
Accounts payable	(16,571)
Accrued capital expenditures	(5,807)
Accrued liabilities	(28,824)
Operating lease liability - current	(1,979)
Liabilities associated with assets held for sale - current	(7,683)
Asset retirement obligations	(20,188)
Operating lease liability - noncurrent	(5,923)
Liabilities associated with assets held for sale - long-term	(6,782)
Total liabilities assumed	$(93,757)

Net identifiable assets	$275,759

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

For the Three Months Ended March 31,
(in thousands, except per share data) (unaudited)	2019
Pro forma total revenues	$184,155
Pro forma net loss from continuing operations	$(26,760)
Pro forma net loss per share (basic and diluted)	$(0.78)

Note 5—Assets Held for Sale and Discontinued Operations

Assets Held for Sale

As a result of the BRMR Merger, the Company acquired certain assets that met the criteria for assets held for sale at the acquisition date, comprised of the net assets of Magnum Hunter Production, Inc. (“MHP”), a wholly-owned subsidiary of BRMR.  These assets are located primarily in Kentucky and Tennessee.

The following summarizes assets and liabilities held for sale at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Accounts receivable	$370	$343
Other current assets	473	704
Total current assets held for sale	$843	$1,047

Proved oil and gas properties, net	$2,800	$9,528
Other noncurrent assets	107	137
Total noncurrent assets held for sale	$2,907	$9,665

Accounts payable	$1,700	$2,067
Accrued liabilities	719	570
Other current liabilities	86	178
Total current liabilities associated with assets held for sale	$2,505	$2,815

Asset retirement obligations	$6,645	$6,488
Other liabilities	524	525
Total noncurrent liabilities associated with assets held for sale	$7,169	$7,013

Discontinued Operations

The Company determined that the planned divestiture of MHP met the assets held for sale criteria and the criteria for classification as discontinued operations as of the three months ended March 31, 2020 and 2019.  The Company included the results of operations for MHP for the three months ended March 31, 2020 and 2019 in discontinued operations as follows:

(in thousands)	For the Three Months Ended March 31,
	2020	2019
Revenues	$1,519	$949
Impairment of proved properties	(6,849)	—
Depreciation, depletion, amortization and accretion	(169)	(52)
Other operating expenses	(2,258)	(1,079)
Loss from discontinued operations, net of tax	(7,757)	(182)
Gain on disposal of discontinued operations, net of tax	—	—
Loss from discontinued operations, net of tax	$(7,757)	$(182)

During the first quarter of 2020, the Company determined that due to the depressed commodity price environment, the carrying value of MHP’s proved oil and gas properties was no longer fully recoverable.  The Company recorded an impairment of $6.8 million of its proved oil and gas properties in order to present the net assets and liabilities of MHP at the lower of carrying value and fair market value less costs to sell as of March 31, 2020.

Total operating and investing cash flows of discontinued operations for the three months ended March 31, 2020 and 2019 were as follows:

(in thousands)	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$373	$1,046
Net cash provided by (used in) investing activities	$(66)	$1

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

The Company incurred $3.7 million and $2.3 million in operating lease cost during the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, the weighted average remaining lease term was 3.6 years and the weighted average discount rate was 5.4%.

Supplemental cash flow information related to the Company’s operating leases is included in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,569	$870
Investing cash flows for operating leases	$2,095	$1,452
ROU assets added in exchange for lease obligations (upon adoption)	$—	$10,434
ROU assets and lease obligations acquired in BRMR Merger	$—	$7,900
ROU assets added in exchange for lease obligations, net of terminations (since adoption)	$693	$27,169

The Company’s lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2020	$11,065
2021	13,262
2022	5,659
2023	3,817
2024	2,154
Thereafter	2,631
Total lease payments	$38,588
Less imputed interest	(3,746)
Total lease liability	$34,842

Note 7—Derivative Instruments

Commodity Derivatives

The Company is exposed to market risk from changes in energy commodity prices within its operations. The Company utilizes derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of natural gas and oil. The Company currently uses a mix of over-the-counter fixed price swaps, basis swaps, options and collars to manage its exposure to commodity price fluctuations. All of the Company’s derivative instruments are used for risk management purposes and none is held for trading or speculative purposes.

By using derivative instruments to hedge exposures to changes in commodity prices, the Company is exposed to the credit risk of its counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of counterparties is subject to periodic review. As of March 31, 2020, the Company’s derivative instruments were with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, Citizens Bank N.A., EDF Energy, J Aron, KeyBank N.A., Morgan Stanley,  Royal Bank of Canada, and Wells Fargo. The Company has not experienced any issues of non-performance by derivative counterparties. Below is a summary of the Company’s derivative instrument positions, as of March 31, 2020, for future production periods:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	50,000	April 2020 – December 2020	$2.67
	100,000	April 2020 – June 2020	$2.69
	30,000	July 2020 – December 2020	$2.60
	25,000	April 2020 – March 2021	$2.60
	70,000	July 2020 – March 2021	$2.52
	50,000	October 2020 – March 2021	$2.65
	50,000	January 2021 – March 2022	$2.51
Natural Gas Collars:
Floor purchase price (put)	50,000	April 2020 – December 2020	$2.49
Ceiling sold price (call)	50,000	April 2020 – December 2020	$2.88
Floor purchase price (put)	15,000	April 2020 – June 2020	$2.50
Ceiling sold price (call)	15,000	April 2020 – June 2020	$2.80
Natural Gas Three-way Collars:
Floor purchase price (put)	30,000	April 2020 – December 2020	$2.70
Floor sold price (put)	30,000	April 2020 – December 2020	$2.40
Ceiling sold price (call)	30,000	April 2020 – December 2020	$3.05
Floor purchase price (put)	50,000	April 2020 – June 2020	$2.82
Floor sold price (put)	50,000	April 2020 – June 2020	$2.40
Ceiling sold price (call)	50,000	April 2020 – June 2020	$3.11
Floor purchase price (put)	45,000	January 2021 – December 2021	$2.55
Floor sold price (put)	45,000	January 2021 – December 2021	$2.25
Ceiling sold price (call)	45,000	January 2021 – December 2021	$2.81
Natural Gas Call/Put Options:
Floor sold price (put)	50,000	April 2020 – December 2020	$2.30
Floor sold price (put)	50,000	April 2020 – June 2020	$2.25
Swaption sold price (call)	50,000	January 2021 – December 2021	$2.75
Swaption sold price (call)	50,000	January 2022 – December 2022	$3.00
Floor sold price (put)	50,000	January 2021 – March 2022	$2.00
Ceiling sold price (call)	50,000	January 2022 – December 2022	$3.00
Ceiling sold price (call)	50,000	January 2023 – December 2023	$3.00
Basis Swaps:
Appalachia - Dominion	12,500	April 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	April 2020 – December 2020	$(0.59)

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	1,500	April 2020 – December 2020	$57.07
	1,000	July 2020 – December 2020	$56.53
	250	July 2020 – March 2021	$53.20
	250	January 2021 – March 2021	$53.00
Oil Collars:
Floor purchase price (put)	500	April 2020 – December 2020	$50.00
Ceiling sold price (call)	500	April 2020 – December 2020	$64.00
Floor purchase price (put)	500	July 2020 – December 2020	$52.00
Ceiling sold price (call)	500	July 2020 – December 2020	$60.00
Oil Three-way Collars:
Floor purchase price (put)	2,000	April 2020 – June 2020	$62.50
Floor sold price (put)	2,000	April 2020 – June 2020	$55.00
Ceiling sold price (call)	2,000	April 2020 – June 2020	$74.00
Oil Call/Put Options:
Swaption sold price (call)	500	January 2021 – December 2021	$56.80
Floor sold price (put)	500	July 2020 – December 2020	$45.00

NGL Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Propane Swaps:
	750	April 2020 – December 2020	$21.46

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the Condensed Consolidated Balance Sheets (in thousands). None of the derivative instruments is designated as a hedge for accounting purposes.

As of March 31, 2020	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$61,763	$(6,718)	55,045	Other current assets
Commodity derivatives - noncurrent	252	(149)	103	Other assets
Total assets	$62,015	$(6,867)	$55,148

Liabilities
Commodity derivatives - current	$(7,229)	$6,718	$(511)	Accrued liabilities
Commodity derivatives - noncurrent	(8,343)	149	(8,194)	Other liabilities
Total liabilities	$(15,572)	$6,867	$(8,705)

As of December 31, 2019	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$33,762	$(3,719)	$30,043	Other current assets
Commodity derivatives - noncurrent	833	(45)	788	Other assets
Total assets	$34,595	$(3,764)	$30,831

Liabilities
Commodity derivatives - current	$(5,081)	$3,719	$(1,362)	Accrued liabilities
Commodity derivatives - noncurrent	(2,397)	45	(2,352)	Other liabilities
Total liabilities	$(7,478)	$3,764	$(3,714)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2020	2019
Commodity derivatives	Gain (loss) on derivative instruments	$40,131	$(4,931)

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

	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2020: (in thousands)
Commodity derivative instruments	$—	$46,443	$—	$46,443
Total	$—	$46,443	$—	$46,443
As of December 31, 2019: (in thousands)
Commodity derivative instruments	$—	$27,117	$—	$27,117
Total	$—	$27,117	$—	$27,117

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

The estimated fair values of the Company’s financial instruments closely approximate the carrying amounts due, except for long-term debt. (See Note 9—Debt).

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

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture at March 31, 2020.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes at March 31, 2020 was $344.7 million.

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

On February 28, 2019, the Company amended and restated the Credit Agreement to increase its revolving credit facility from $500 million to $1 billion.  Further, the amended and restated Credit Agreement, among other things, increased the borrowing base from $225 million to $375 million (subject to scheduled and interim redeterminations based on the Company’s oil and natural gas reserves and other adjustments described therein) and extended the maturity date thereof to February 2024 (subject to earlier maturity in certain circumstances specified therein).  The amended and restated Credit Agreement also adjusted the ratio of Consolidated Total Funded Net Debt to EBITDAX to provide that the Company will not, as of the last day of any fiscal quarter (commencing with the fiscal quarter ended March 31, 2019), permit its ratio of Consolidated Total Funded Net Debt to EBITDAX for the four previous fiscal quarters to be greater than 4.00 to 1.00.

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

On November 11, 2019, the Company entered into an additional amendment to the Credit Agreement to, among other things, (a) provide that the Company may, under certain circumstances (including relating to compliance with the ratio referred to in clause (b) below, voluntarily repurchase, prepay or otherwise redeem the Company’s outstanding 8.875% senior unsecured notes due 2023 and any Permitted Refinancing Debt thereof (as such term is defined in the Credit Agreement), provided that the aggregate amount spent for such repurchase, prepayment or redemption since November 11, 2019 does not exceed $50 million; and (b) reduce the ratio of Consolidated Total Funded Net Debt to EBITDAX that the Company is required to maintain in order to make certain Restricted Payments (as such terms are defined in the Credit Agreement) from 3:1 to 2.75:1.

At March 31, 2020, the borrowing base was $500 million and the Company had $150.0 million in outstanding borrowings under the revolving credit facility. After giving effect to outstanding letters of credit issued by the Company totaling $29.2 million and the outstanding borrowings of $150.0 million, the Company had available borrowing capacity under the revolving credit facility of $320.8 million at March 31, 2020.

On May 4, 2020, the Company entered into an additional amendment to the Credit Agreement to, among other things, confirm the scheduled redetermination of the borrowing base under the Credit Agreement, which reduced the borrowing base by $25 million from $500 million to $475 million, increase the Applicable Margin applicable to loans and letter of credit participation fees under the

Credit Agreement by 0.25% and establish prepayment requirements, in certain circumstances, on cash balances in excess of $40 million.

The revolving credit facility is secured by mortgages on 85% of the value of the Company’s proved reserves and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing. The Company was in compliance with all applicable covenants under the revolving credit facility as of March 31, 2020. Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.375%-0.500% of the unused facility based on utilization.

Note 10—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code, as amended (the “Code”), under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(k) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense related to matching contributions, classified under general and administrative, of $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

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

The Company is authorized to grant up to 2,650,000 shares of common stock under the 2019 Plan.  The 2019 Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, qualified performance-based awards and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 1,745,810 shares were available for future grants under the Plan as of March 31, 2020.

Stock-based compensation expense was as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock units	$389	$3,147
Performance units	243	2,759
Restricted and unrestricted stock	228	95
Total expense	$860	$6,001

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of March 31, 2020, there was $2.0 million of total unrecognized compensation cost related to outstanding restricted stock units. The weighted average period for the units to vest is approximately one year. A summary of employee restricted stock unit awards activity during the three months ended March 31, 2020 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2019	437,559	$7.83	$3,474
Granted	—	—
Vested	(32,755)	20.65
Forfeited	—	—
Total awarded and unvested, March 31, 2020	404,804	$6.78	$911

Performance Units

Performance unit awards vest subject to the satisfaction of a three-year service requirement and based on Total Shareholder Return (as defined in the award agreements), as compared to an industry peer group over that same period. The performance unit awards are measured at the grant date at fair value using a Monte Carlo valuation method. As of March 31, 2020, there was $1.5 million of total unrecognized compensation cost related to outstanding performance units. The weighted average period for the units to vest is approximately two years. A summary of performance stock unit awards activity during the three months ended March 31, 2020 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2019	320,120	$11.26	$2,522
Granted	—	—
Vested	(19,681)	29.10
Forfeited	(20,413)	29.10
Total awarded and unvested, March 31, 2020	280,026	$8.71	$609

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk-free interest rate and a volatility estimate tied to the Company’s stock price.  Prior to 2018, the volatility estimate was tied to the Company’s public peer group.

Restricted and Unrestricted Stock

On May 16, 2018, the Company issued an aggregate of 15,476 restricted shares of common stock to its three non-employee members of its Board of Directors that were not affiliated with the Company’s then controlling stockholder, which shares became fully vested on May 16, 2019.

Effective February 28, 2019, the Company issued an aggregate of 70,409 restricted shares of common stock to two of its officers in connection with retention bonus arrangements entered into between the Company and each of these officers.  Twenty-five percent of the restricted shares vested on each of August 28, 2019 and February 28, 2020, respectively, and the remaining 50% of the restricted shares vest in two substantially equal installments on August 28, 2020 and February 28, 2021.

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

As of March 31, 2020, there was $0.6 million of total unrecognized compensation cost related to restricted and unrestricted stock.

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

Reverse Stock Split

Effective immediately prior to the effective time of the BRMR Merger, on February 28, 2019 (See Note 4— Acquisitions), the Company effected a 15-to-1 reverse stock split of its common stock.  Holders of shares of the Company’s common stock immediately prior to the effective time received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the reverse stock split. The reverse stock split lowered the aggregate par value of the common stock reflected in the Consolidated Statements of Stockholders’ Equity to reflect the reduced shares with the offset to additional paid-in-capital.  The table below retroactively reflects, in accordance with ASC 505 “Equity,” the reverse stock split that occurred on February 28, 2019 for the three months ended March 31, 2019.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands, except per share data)	2020			2019
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic:
Net income (loss), shares, basic	$2,828	35,772	$0.08	$(14,098)	25,564	$(0.55)
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	86		—	—
Diluted:
Net income (loss), shares, diluted	$2,828	35,858	$0.08	$(14,098)	25,564	$(0.55)

Note 13—Commitments and Contingencies

(a) Legal Matters

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. Management does not believe that a material loss is probable as a result of any legal proceedings to which the Company is a party.

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

(c) Other Commitments

During the three months ended March 31, 2020, the Company completed the renegotiation of certain existing gas gathering contracts with a midstream service provider into a single new consolidated gas gathering agreement.  Revised commitments under the new consolidated gas gathering agreement (in thousands) are included in the table below:

	Firm transportation(i)	Gas processing, gathering, and compression services(ii)	Total
Year Ending December 31:
2020	$100,101	$40,808	$140,909
2021	99,828	44,801	144,629
2022	99,828	49,404	149,232
2023	99,828	52,342	152,170
2024	100,101	52,972	153,073
Thereafter	722,369	303,890	1,026,259
Total	$1,222,055	$544,217	$1,766,272

(i)

Firm transportation -The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of production to market. These contracts commit the Company to transport minimum daily natural gas volumes at a negotiated rate, or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent the minimum daily volumes at the reservation fee rates. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company records in its Condensed Consolidated Financial Statements the Company’s proportionate share of costs based on its working interest.

(ii)

Gas processing, gathering, and compression services -Contractual commitments for gas processing, gathering and compression service agreements represent minimum commitments under long-term gas processing and gathering agreements as well as various gas compression agreements. The values in the table represent the gross amounts that the Company is committed to pay and does not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company records in its Condensed Consolidated Financial Statements its proportionate share of costs based on the Company’s working interest.

Note 14—Income Tax

For the year ending December 31, 2020, the Company’s annual estimated effective tax rate is forecasted to be 0%, exclusive of discrete items.  The Company expects to incur a book loss and a tax loss in fiscal year 2020, and thus, no current federal income taxes are anticipated to be paid.  The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to the Company’s year-to-date loss.  On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, resulted in the reduction in the U.S. statutory rate for corporations from 35% to 21%.  The Company’s interest expense deduction has the potential to be limited as a result of the enactment of the Tax Cuts and Jobs Act and the federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”); however, the impact is anticipated to be minimal as a result of its full valuation allowance.

In forecasting the 2020 annual estimated effective tax rate, management believes that it should limit any tax benefit suggested by the tax effect of the forecasted book loss such that no net deferred tax asset is recorded in 2020. Management reached this conclusion considering several factors such as: (i) the lack of carryback potential resulting in a tax refund, and (ii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net tax attribute carryforwards are collectible beyond offsetting existing deferred tax liabilities inherent in the Company’s balance sheet.

The Company is forecasting pre-tax book loss for the year ending December 31, 2020.  As a result, no net income tax expense or benefit is allocable to either income from continuing operations or to discontinued operations.

In connection with the BRMR Merger (See Note 4— Acquisitions), the Company experienced an ownership change as described in Section 382 of the Code.  As a result, the Company’s net operating losses as well as certain tax deductions are subject to an annual limitation imposed by the Section 382 limitation. If a subsequent ownership change were to occur as a result of future transactions in the Company’s stock, the Company’s use of remaining U.S. tax attributes may be further limited.

Note 15—Subsidiary Guarantors

Each subsidiary of the Company that guarantees the Company’s revolving credit facility is required to fully and unconditionally, jointly and severally, guarantee the Company’s 8.875% senior unsecured notes.  Each such subsidiary of the Company in existence immediately prior to the BRMR Merger guaranteed the Company’s 8.875% senior unsecured notes.  As a result of the BRMR Merger, and within the timeframe required by the indenture governing the Company’s 8.875% senior unsecured notes, the Company caused BRMR and each of its subsidiaries that guaranteed the Company’s revolving credit facility to guarantee the Company’s 8.875% senior unsecured notes (See Note 9—Debt). Montage Resources Corporation, standing alone, has no independent operations or (other than its equity interests in its subsidiaries) material assets. The Company’s wholly owned subsidiary guarantors are not restricted from transferring funds to Montage Resources Corporation or other wholly owned subsidiary guarantors. The Company’s wholly owned subsidiaries do not have any restricted net assets.

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

Note 16—Subsequent Events

Management has evaluated subsequent events and believes there are no events that would have a material impact on the aforementioned financial statements and related disclosures, other than the amendment to the Credit Agreement entered into on May 4, 2020 disclosed in Note 9— Debt to the Condensed Consolidated Financial Statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

As of March 31, 2020, we had assembled an acreage position approximating 233,000 net surface acres in Eastern Ohio, 36,200 net surface acres in Pennsylvania, and 49,700 net surface acres in West Virginia, which excludes any acreage currently pending title.

Approximately 189,700 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 54,100 net acres of stacked pay opportunity are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio and West Virginia within what we refer to as our Marcellus Area. We are the operator of approximately 98% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of March 31, 2020, we were operating one horizontal rig. We had average daily production for the three months ended March 31, 2020 of approximately 610.7 MMcfe comprised of approximately 80% natural gas, 13% NGLs and 7% oil.

The net assets of our subsidiary, Magnum Hunter Production, Inc. (“MHP”), are classified as assets held for sale and liabilities associated with assets held for sale as of March 31, 2020 and 2019.  All operations of MHP are reflected as discontinued operations for all periods presented.

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas and NGLs.

As a result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on us, including on our financial position, operating results, liquidity and ability to obtain financing, in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors and other business partners), and the effect that the COVID-19 pandemic will have on the demand for natural gas, NGLs and oil. The health of our employees, customers, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions, are vital to our operations, and the effect of the pandemic on these persons and our staffing needs cannot be predicted. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact us.

Due to the downward oil price movement and demand destruction from the COVID-19 pandemic, we shut-in low margin production in our Utica condensate area subsequent to the three months ended March 31, 2020.  We have continued to increase our condensate production with the improvement of oil prices and cash-margins and expect some level of marginal shut-ins to continue until industry conditions and cash-margins dictate resuming production from the remaining affected wells.  Based upon current oil prices, we expect the curtailed production to have a negligible, if any, negative impact on our future cash flows.

For further information regarding the impact of COVID-19, see Part II, Item 1A of this Quarterly Report.

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

As a result of the closing of the BRMR Merger on February 28, 2019, BRMR’s revenues and expenses are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to March 31, 2019 (See Note 4— Acquisitions) and for all subsequent periods.

Overview of Results for the Three Months Ended March 31, 2020

During the three months ended March 31, 2020, we achieved the following financial and operating results:

•	our average daily net production for the three months ended March 31, 2020 was 610.7 MMcfe per day representing an increase of 50% over the comparable period of the prior year;
•	commenced drilling 4 gross (3.6 net) operated wells, commenced completions of 4 gross (3.1 net) operated wells and turned-to-sales 3 gross (2.8 net) operated wells;
•	recognized net income of $2.8 million for the three months ended March 31, 2020 compared to net loss of ($14.1) million for the three months ended March 31, 2019; and
•

realized Adjusted EBITDAX of $62.7 million for the three months ended March 31, 2020 compared to $68.9 million for three months ended March 31, 2019. Adjusted EBITDAX is a non-GAAP financial measure. See —Non-GAAP Financial Measure for more information.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists the high, low and average daily and monthly settled NYMEX Henry Hub prices for natural gas and the high, low and average daily NYMEX WTI prices for oil for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
NYMEX Henry Hub High ($/MMBtu)	$2.17	$4.25
NYMEX Henry Hub Low ($/MMBtu)	1.65	2.54
Average Daily NYMEX Henry Hub ($/MMBtu)	1.91	2.92
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	1.95	3.15

NYMEX WTI High ($/Bbl)	$63.27	$60.19
NYMEX WTI Low ($/Bbl)	14.10	46.31
Average Daily NYMEX WTI ($/Bbl)	45.34	54.82

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

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2019.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the 12 months in the period ended March 31, 2020 and held all other factors constant, then our estimated net proved reserves at December 31, 2019 would have decreased by approximately 10.0% from our previously reported estimated net proved reserves at such time, including a 1.7% reduction of proved developed reserves and a 21.9% reduction of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC benchmark price of $2.30 per MMBtu for natural gas and $55.96 per Bbl for oil and NGLs. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2019. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand at March 31, 2020, cash flows from operations and borrowings under our revolving credit facility.

Results of Operations

The following discussion pertains to our results of operations, including analysis of our continuing operations regarding natural gas, NGLs and oil revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2020 and 2019.  The results of operations of MHP are reflected as discontinued operations for all periods presented.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Revenues (in thousands)
Natural gas sales	$79,090	$81,825	$(2,735)
NGL sales	18,549	21,248	(2,699)
Oil sales	26,232	28,755	(2,523)
Brokered natural gas and marketing revenue	9,488	9,530	(42)
Other revenue	66	139	(73)
Total revenues	$133,425	$141,497	$(8,072)

Our production grew by approximately 18.9 Bcfe for the three months ended March 31, 2020 over the same period in 2019 as we placed new wells into production and acquired wells as part of the BRMR Merger, partially offset by natural decline. Our production for the three months ended March 31, 2020 and 2019 is set forth in the following table:

	Three Months Ended March 31,
	2020	2019	Change
Production:
Natural gas (MMcf)	44,298.6	27,205.0	17,093.6
NGLs (Mbbls)	1,218.1	980.5	237.6
Oil (Mbbls)	661.7	598.0	63.7
Total (MMcfe)	55,577.4	36,676.0	18,901.4

Average daily production volume:
Natural gas (Mcf/d)	486,798	302,278	184,520
NGLs (Bbls/d)	13,386	10,894	2,492
Oil (Bbls/d)	7,271	6,644	627
Total (Mcfe/d)	610,740	407,506	203,234

Our average realized price (including cash settled derivatives and firm transportation) received during the three months ended March 31, 2020 was $2.22 per Mcfe compared to $3.10 per Mcfe during the three months ended March 31, 2019. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled derivatives and firm transportation) calculation also includes all cash settlements for derivatives. Average realized price (excluding cash settled derivatives and firm transportation) does not include derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Average realized price (including firm transportation and excluding cash settled derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended March 31, 2020 and 2019 are shown below:

	Three Months Ended March 31,
	2020	2019	Change
Average realized price (excluding cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$1.79	$3.01	$(1.22)
NGLs ($/Bbl)	15.23	21.67	(6.44)
Oil ($/Bbl)	39.64	48.09	(8.45)
Total average prices ($/Mcfe)	2.23	3.59	(1.36)

Average realized price (including cash settled derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.16	$2.85	$(0.69)
NGLs ($/Bbl)	15.56	21.89	(6.33)
Oil ($/Bbl)	41.26	49.66	(8.40)
Total average prices ($/Mcfe)	2.56	3.52	(0.96)

Average realized price (including firm transportation, excluding cash settled derivatives)
Natural gas ($/Mcf)	$1.36	$2.45	$(1.09)
NGLs ($/Bbl)	15.23	21.67	(6.44)
Oil ($/Bbl)	39.64	48.09	(8.45)
Total average prices ($/Mcfe)	1.89	3.18	(1.29)

Average realized price (including cash settled derivatives and firm transportation)
Natural gas ($/Mcf)	$1.74	$2.30	$(0.56)
NGLs ($/Bbl)	15.56	21.89	(6.33)
Oil ($/Bbl)	41.26	49.66	(8.40)
Total average prices ($/Mcfe)	2.22	3.10	(0.88)

Brokered natural gas and marketing revenue was $9.5 million for each of the three months ended March 31, 2020 and 2019.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses (in thousands):
Lease operating	$12,043	$7,525	$4,518
Transportation, gathering and compression	54,124	41,168	12,956
Production and ad valorem taxes	4,868	2,848	2,020
Depreciation, depletion, amortization and accretion	44,135	29,897	14,238
General and administrative	9,880	28,930	(19,050)
Operating expenses per Mcfe:
Lease operating	$0.22	$0.21	$0.01
Transportation, gathering and compression	0.97	1.12	(0.15)
Production and ad valorem taxes	0.09	0.08	0.01
Depreciation, depletion, amortization and accretion	0.79	0.82	(0.03)
General and administrative	0.18	0.79	(0.61)

Lease operating expense was $12.0 million in the three months ended March 31, 2020 compared to $7.5 million in the three months ended March 31, 2019.  Lease operating expense per Mcfe was $0.22 in the three months ended March 31, 2020 compared to $0.21 in the three months ended March 31, 2019.  The increase of $4.5 million was primarily attributable to an increase in the number of producing wells in the three months ended March 31, 2020.  The increase of $0.01 per Mcfe was primarily attributable to an increase in fixed cost for compression and labor, partially offset by a decrease in workover related expenses. Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $54.1 million during the three months ended March 31, 2020 compared to $41.2 million during the three months ended March 31, 2019.  Transportation, gathering and compression expense per Mcfe was $0.97 in the three months ended March 31, 2020 compared to $1.12 in the three months ended March 31, 2019.  The following table details our transportation, gathering and compression expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$18,020	$12,325	$5,695
Processing and fractionation	15,552	11,978	3,574
Liquids transportation and stabilization	1,700	1,744	(44)
Marketing	—	72	(72)
Firm transportation	18,852	15,049	3,803
	$54,124	$41,168	$12,956
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.32	$0.33	$(0.01)
Processing and fractionation	0.28	0.33	(0.05)
Liquids transportation and stabilization	0.03	0.05	(0.02)
Marketing	—	—	—
Firm transportation	0.34	0.41	(0.07)
	$0.97	$1.12	$(0.15)

The increase of $13.0 million to transportation, gathering and compression expenses during the three months ended March 31, 2020 was primarily due to increased firm transportation capacity and increased production during the three months ended March 31, 2020.  The decrease of $0.15 per Mcfe was primarily due to a higher percentage of production attributable to natural gas, fixed firm transportation costs spread across increased production and lower contractual rates during the three months ended March 31, 2020.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $4.9 million in the three months ended March 31, 2020 compared to $2.8 million in the three months ended March 31, 2019. Production and ad valorem taxes per Mcfe was $0.09 for the three months ended March 31, 2020 compared to $0.08 per Mcfe for the three months ended March 31, 2019.  The increase of $2.0 million and $0.01 per Mcfe was primarily due to increased well count for the three months ended March 31, 2020.

Depreciation, depletion, amortization and accretion was approximately $44.1 million in the three months ended March 31, 2020 compared to $29.9 million in the three months ended March 31, 2019. DD&A per Mcfe was $0.79 for the three months ended March 31, 2020 compared to $0.82 for the three months ended March 31, 2019. DD&A increased on an aggregate basis due to increased production in the three months ended March 31, 2020.  DD&A decreased on a per Mcfe basis due to a lower depletion rate resulting from reserves increasing at a higher rate than capital costs for the three months ended March 31, 2020.

General and administrative expense was $9.9 million for the three months ended March 31, 2020 compared to $28.9 million for the three months ended March 31, 2019.  General and administrative expense per Mcfe was $0.18 in the three months ended March 31, 2020 compared to $0.79 in the three months ended March 31, 2019.  The decrease of $19.1 million and $0.61 per Mcfe was primarily related to the decreases in merger-related expenses, salaries and wages and stock-based compensation expense realized in the three months ended March 31, 2020 compared to three months ended March 31, 2019.  General and administrative expenses for the three months ended March 31, 2020 included $0.9 million of stock-based compensation expense, $0.2 million of merger-related expenses, and $0.2 million of severance.  General and administrative expenses for the three months ended March 31, 2019 included $6.0 million of stock-based compensation expense and $14.6 million of merger-related expenses.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$9,258	$9,459	$(201)
Exploration	13,271	16,789	(3,518)
Loss on sale of assets	554	2	552

Brokered natural gas and marketing expense was $9.3 million for the three months ended March 31, 2020 compared to $9.5 million for the three months ended March 31, 2019.  Brokered natural gas and marketing expenses relate to gas that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.

Exploration expense was $13.3 million for the three months ended March 31, 2020 compared to $16.8 million for the three months ended March 31, 2019. The following table details our exploration-related expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Exploration expenses (in thousands):
Geological and geophysical	$80	$206	$(126)
Delay rentals	2,471	6,983	(4,512)
Impairment of unproved properties	10,720	9,600	1,120
	$13,271	$16,789	$(3,518)

Delay rentals were $2.5 million for the three months ended March 31, 2020 compared to $7.0 million for the three months ended March 31, 2019.  The decrease in delay rental expense related to the reduction in future drilling activity and concentrating renewals in our core acreage area during the three months ended March 31, 2020.

Impairment of unproved properties was $10.7 million for the three months ended March 31, 2020 compared to $9.6 million for the three months ended March 31, 2019. The increase in impairment charges during the three months ended March 31, 2020 was the result of an increase in expected lease expirations due to a reduction in planned future drilling activity.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Loss on sale of assets was $0.6 million for the three months ended March 31, 2020 compared to less than $0.1 million for the three months ended March 31, 2019.

Other Income (Expense)

Gain (loss) on derivative instruments was $40.1 million for the three months ended March 31, 2020 compared to ($4.9) million for the three months ended March 31, 2019, primarily due to changes in commodity prices during each period. Cash receipts (payments) were approximately $18.2 million and ($3.2) million for derivative instruments that settled during the three months ended March 31, 2020 and 2019, respectively.

Interest expense, net was $14.8 million for the three months ended March 31, 2020 compared to $13.8 million for three months ended March 31, 2019.  Interest expense increased primarily due to our increased borrowings under our revolving credit facility during the three months ended March 31, 2020.

Income tax benefit (expense) was not recognized for the three months ended March 31, 2020 and 2019 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income, respectively.

Cash Flows, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices. Our cash flows from operations also are impacted by changes in working capital. Short-term liquidity needs are satisfied by our operating cash flow, proceeds from asset sales and borrowings under our revolving credit facility.  We sell a large portion of our production at the wellhead under floating price contracts.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net cash provided by (used in) operations in the three months ended March 31, 2020 was $21.5 million compared to ($8.9) million in the three months ended March 31, 2019. The increase in cash provided by operating activities reflects working capital changes, operating income including merger-related costs and timing of cash receipts and disbursements during the quarter-over-quarter comparative periods.

Net cash used in investing activities in the three months ended March 31, 2020 was $46.1 million compared to $45.8 million in the three months ended March 31, 2019.

During the three months ended March 31, 2020, we:

•	spent $46.9 million on capital expenditures for oil and natural gas properties;
•	spent $0.3 million on property and equipment; and
•	received $1.1 million from asset sales.

During the three months ended March 31, 2019, we:

•	spent $58.5 million on capital expenditures for oil and gas properties;
•	spent $0.2 million on property and equipment; and
•	received $12.9 million of cash as part of the assets received in the BRMR Merger.

Net cash provided by financing activities in the three months ended March 31, 2020 was $19.8 million compared to $56.4 million in the three months ended March 31, 2019.

During the three months ended March 31, 2020, we:

•	borrowed $20.0 million under our revolving credit facility.

During the three months ended March 31, 2019, we:

•	borrowed $65.0 million under our revolving credit facility;
•	paid $3.1 million in debt issuance costs associated with the amendment and restatement of the Credit Agreement; and
•	withheld from employees’ shares totaling $5.4 million related to the settlement of equity compensation awards.

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

Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We will continue using net cash on hand, cash flows from operations and borrowings under our revolving credit facility to satisfy near-term financial obligations and liquidity needs, and as necessary, we will seek additional sources of debt or equity to fund these requirements. Longer-term cash flows are subject to a number of variables including the level of production and prices we receive for our production as well as various economic conditions that have historically affected the natural gas and oil business. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.  Furthermore, no assurance can be made that additional debt or equity financing will be available to us, or if available, will be available on satisfactory terms.

As of March 31, 2020, we were in compliance with all of our debt covenants under the Credit Agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next 12 months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and leverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt at March 31, 2020 and December 31, 2019, excluding discount, totaled $660.5 million and $640.5 million, respectively.  Information related to our credit arrangements is described in Note 9—Debt to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts that require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. Information regarding our outstanding derivative contracts as of March 31, 2020 is set forth in Note 7— Derivative Instruments to our Condensed Consolidated Financial Statements.

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, Citizens Bank N.A., East West Bank, EDF Energy, J Aron, KeyBank N.A., Morgan Stanley, Royal Bank of Canada, and Wells Fargo. We believe all such institutions currently are an acceptable credit risk. As of March 31, 2020, we did not have any past due receivables from such counterparties.

Subsequent to March 31, 2020, we entered into the following derivative instruments to mitigate our exposure to natural gas prices:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	30,000	July 2020 – September 2020	$2.12
	25,000	April 2021 – March 2022	$2.47
Natural Gas Collars:
Floor purchase price (put)	25,000	January 2021 – December 2021	$2.15
Ceiling sold price (call)	25,000	January 2021 – December 2021	$3.03
Natural Gas Call/Put Options:
Floor sold price (put)	15,000	July 2020 – September 2020	$1.60

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. Our Board of Directors approved a capital budget for 2020 of between approximately $190 - $210 million, allocated approximately 95% for drilling and completions activities and approximately 5% for land capital requirements.  In March 2020, the Company reduced its 2020 capital budget by approximately $45 million, to $145 - $165 million, allocated approximately 90% for drilling and completions activities and approximately 10% for land and other capital expenditures.  In May 2020, the Company further reduced its 2020 capital budget by approximately $15 million, to $130 - $150 million, allocated as provided in the preceding sentence.  The revised 2020 capital budget is expected to be substantially funded through internally generated cash flows, current cash balances, and borrowings under the revolving credit facility.  The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities, additional borrowings under our revolving credit facility or the sale of assets.

In addition, we may from time to time seek to pay down, retire or repurchase our outstanding debt using cash or through exchanges of other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on available funds, prevailing market conditions, our liquidity requirements, contractual restrictions in the Credit Agreement governing our revolving credit facility and other factors.

Capitalization

As of March 31, 2020 and December 31, 2019, our total debt, excluding debt discount and issuance costs, and capitalization were as follows (in millions):

	March 31, 2020	December 31, 2019
Senior unsecured notes	$510.5	$510.5
Revolving credit facility	150.0	130.0
Stockholders’ equity	1,000.7	997.1
Total capitalization	$1,661.2	$1,637.6

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compression services, fractionation services, marketing agreements and asset retirement obligations. As of March 31, 2020 and December 31, 2019, we did not have significant capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our Condensed Consolidated Balance Sheet at March 31, 2020 reflects accrued interest payable of $11.3 million, compared to $21.3 million as of December 31, 2019.

During the three months ended March 31, 2020 we renegotiated certain existing gas gathering contracts into a single new consolidated gas gathering contract.  Information related to our revised commitments is set forth in Note 13—Commitments and Contingencies to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

Interest Rates

At March 31, 2020 and December 31, 2019, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bore interest at a fixed cash rate of 8.875% per annum, payable semi-annually.

At March 31, 2020, we had outstanding borrowings of $150.0 million under our revolving credit facility with interest payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.  We had outstanding borrowings of $130.0 million under our revolving credit facility as of December 31, 2019.

Information related to our interest rates is described in Note 9—Debt to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, which are described above under “—Cash Contractual Obligations.”

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, it does not normally have a significant effect on our business. We expect our costs in fiscal 2020 to continue to be a function of supply and demand.  Further strengthening of commodity prices could stimulate demand for ancillary services causing service costs to increase.  The majority of our service costs is expected to remain flat in 2020 due to previously negotiated drilling, stimulation, and rentals contracts.  Along with these contracts, we have secured quality service equipment and tenured personnel to limit our exposure to increasing service costs and improve operational efficiencies.

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

	Three Months Ended March 31,
$ thousands	2020	2019
Net income (loss)	$2,828	$(14,098)
Depreciation, depletion, amortization and accretion	44,135	29,897
Exploration expense	13,271	16,789
Stock-based compensation	860	6,001
Loss on sale of assets	554	2
(Gain) loss on derivative instruments	(40,131)	4,931
Net cash receipts (payments) on settled derivatives	18,236	(3,186)
Interest expense, net	14,834	13,840
Other income	(12)	—
Merger-related expenses	190	14,583
Loss from discontinued operations(1)	7,757	182
Severance	224	—
Adjusted EBITDAX	$62,746	$68,941

(1)	We recorded a $6.8 million impairment of proved properties held for sale during the three months ended March 31, 2020. See Note 5—Assets Held for Sale and Discontinued Operations.

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

Recent Accounting Pronouncements

The Company’s critical accounting policies are described in Note 2—Summary of Significant Accounting Policies of the Consolidated Financial Statements for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K. Information related to recent accounting pronouncements is described in Note 3—Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation (as required by Rule 13a-15(b) under the Exchange Act), with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon this evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Information regarding the Company’s legal proceedings is set forth in Note 13—Commitments and Contingencies, located in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, including the risk factors set forth below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 10, 2020, which could materially affect our business, financial condition, and/or future results.  The risks described in our Annual Report on Form 10-K and in this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

The outbreak of the novel coronavirus, or COVID-19, has affected and may materially adversely affect, and any future outbreak of any other highly infectious or contagious diseases may materially adversely affect, our operations, financial performance and condition, operating results and cash flows.

The recent outbreak of COVID-19 has affected, and may materially adversely affect, our business and financial and operating results. The severity, magnitude and duration of the current COVID-19 outbreak is uncertain, rapidly changing and hard to predict. Thus far in 2020, the outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•

our revenue may be reduced if the outbreak results in an economic downturn or recession, as many experts predict, to the extent it leads to a prolonged decrease in the demand for natural gas and, to a lesser extent, NGLs and oil;

•

the lack of a market or available storage for our NGL products and oil could cause interruptions in our operations, including temporary curtailments or shut-ins, as our industry is experiencing storage capacity constraints with respect to certain NGL products and oil due to an imbalance between the supply of and demand for natural gas, NGLs and oil;

•

our operations may be disrupted or impaired, thus lowering our production level, if a significant portion of our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the outbreak; and

•

the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGLs and oil, may be disrupted or suspended in response to containing the outbreak, and/or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas, NGLs and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties.

Further, our office and management personnel are subject to varying governmental restrictions depending on the level of actions taken by governments of the jurisdictions in which such personnel are located, and substantially all of such personnel are working remotely. As the health of our workforce is paramount, we have implemented, and will continue to implement for the foreseeable future, precautionary measures to help minimize the risk of our employees being potentially exposed to, or contracting, COVID-19. Our management team remains focused on mitigating the adverse effects of the spread of COVID-19, which has required, and will continue to require, a large investment of time and resources across the entire Company, thereby diverting time, energy and resources from other priorities that existed prior to the spread of COVID-19. If these conditions exacerbate, or last for an extended period of time, our ability to manage our business may be negatively impacted, and preexisting operational and other business risks that we (and our industry) face may be heightened, including, but not limited to, cybersecurity risks. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and incidents were to occur as a result of working remotely, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.

In addition, the COVID-19 pandemic has increased volatility and caused negative pressure in the capital and credit markets. As a result, we may experience difficulty accessing the capital or financing needed to fund our exploration and production operations, which have substantial capital requirements. Our 2020 capital budget is expected to be substantially funded through internally generated cash flows, current cash balances, and borrowings under our revolving credit facility. If our cash flows from operations or the borrowing capacity under our revolving credit facility is insufficient to fund our capital expenditures and we are unable to obtain the capital necessary for our planned capital budget or our operations, we could be required to curtail our operations and the development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, results of operations and financial position.  Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may have the effect of heightening many of the other risks set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.

The inability of our customers or other counterparties to meet their obligations to us may adversely affect our financial results.

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through joint interest receivables ($13.6 million at March 31, 2020) and the sale of our natural gas, NGLs and oil production ($42.4 million in receivables at March 31, 2020). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leased properties on which we wish to drill. We can do very little to choose who participates in our wells. For the three months ended March 31, 2020, three customers, BP Energy Company, Castleton Commodities Merchant and Marathon Petroleum Company, LP, accounted for approximately 27%, 10% and 16% of our revenues, respectively. As a general policy, we do not always require our customers to post collateral, although customers’ financial condition and creditworthiness are evaluated regularly. The inability or failure of our customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Moreover, the COVID-19 pandemic has generally affected our customers, suppliers, vendors, and other business partners, but we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. If our customers or suppliers experience adverse business consequences due to the spread of COVID-19 or the economic effects therefrom or relating thereto, existing counterparties could seek to invoke “force majeure” clauses, or otherwise seek to excuse their performance, or default, under their respective contracts with us, which could adversely affect our performance under other contracts. The extent to which COVID-19 may impact the counterparties in which we engage in business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2020 - January 31, 2020	—	$—	—	N/A
February 1, 2020 - February 29, 2020	4,438	$3.06	—	N/A
March 1, 2020 - March 31, 2020	—	$—	—	N/A
(a)	Represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock held by our employees.

Item 6.	Exhibits

Exhibit No.	Description

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

10.1

Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 4, 2020, by and among Montage Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020).

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

May 8, 2020	MONTAGE RESOURCES CORPORATION (Registrant)

/s/ John K. Reinhart
John K. Reinhart,
President and Chief Executive Officer

/s/ Michael L. Hodges
Michael L. Hodges,
Executive Vice President and Chief Financial Officer