Form 10-Q
period 2020-06-30
Montage Resources Corp
filed 2020-08-07
CIK 1600470

Cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Number of shares of the registrant’s common stock outstanding at August 3, 2020: 36,021,513 shares

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

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,221	$12,056
Accounts receivable	59,804	77,402
Assets held for sale	1,115	1,047
Other current assets	36,609	35,509
Total current assets	106,749	126,014

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method:
Unproved properties	487,066	508,576
Proved oil and gas properties, net	1,248,999	1,251,105
Other property and equipment, net	10,638	11,226
Total property and equipment, net	1,746,703	1,770,907

OTHER NONCURRENT ASSETS
Other assets	5,688	7,616
Operating lease right-of-use assets	33,692	36,975
Assets held for sale	3,430	9,665
TOTAL ASSETS	$1,896,262	$1,951,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$133,741	$119,907
Accrued capital expenditures	19,510	43,500
Accrued liabilities	29,283	53,866
Accrued interest payable	22,282	21,308
Liabilities associated with assets held for sale	4,052	2,815
Operating lease liability	13,826	12,666
Total current liabilities	222,694	254,062

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	501,928	500,541
Revolving credit facility	160,000	130,000
Asset retirement obligations	29,952	29,877
Other liabilities	21,240	8,029
Operating lease liability	20,247	24,569
Liabilities associated with assets held for sale	6,978	7,013
Total liabilities	963,039	954,091
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 36,034,837 and 35,770,934 shares issued and outstanding, respectively	386	383
Additional paid in capital	2,354,929	2,352,309
Treasury stock, shares at cost; 2,600,672 and 2,508,485 shares, respectively	(10,511)	(10,049)
Accumulated deficit	(1,411,581)	(1,345,557)
Total stockholders’ equity	933,223	997,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,896,262	$1,951,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Natural gas, oil and natural gas liquids sales	$83,082	$143,429	$206,953	$275,257
Brokered natural gas and marketing revenue	7,540	11,989	17,028	21,519
Other revenue	62	122	127	261
Total revenues	90,684	155,540	224,108	297,037

OPERATING EXPENSES
Lease operating	9,900	10,141	21,943	17,666
Transportation, gathering and compression	51,387	51,870	105,512	93,038
Production and ad valorem taxes	1,600	4,009	6,468	6,857
Brokered natural gas and marketing expense	7,746	11,983	17,004	21,443
Depreciation, depletion, amortization and accretion	42,768	38,597	86,903	68,494
Exploration	9,073	15,193	22,344	31,981
General and administrative	11,569	13,564	21,450	42,494
(Gain) loss on sale of assets	(1,911)	1	(1,357)	2
Other expense	19	12	34	38
Total operating expenses	132,151	145,370	280,301	282,013
OPERATING INCOME (LOSS)	(41,467)	10,170	(56,193)	15,024
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(10,925)	29,738	29,207	24,808
Interest expense, net	(14,930)	(15,109)	(29,764)	(28,949)
Other income	4	8	17	8
Total other income (expense), net	(25,851)	14,637	(540)	(4,133)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(67,318)	24,807	(56,733)	10,891
Income tax benefit (expense)	—	—	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(67,318)	24,807	(56,733)	10,891
Income (loss) from discontinued operations, net of income tax	(1,533)	2,705	(9,291)	2,523
NET INCOME (LOSS)	$(68,851)	$27,512	$(66,024)	$13,414

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic:
Weighted average common stock outstanding	35,856	35,678	35,816	30,645
Income (loss) from continuing operations	$(1.88)	$0.69	$(1.58)	$0.36
Income (loss) from discontinued operations	(0.04)	0.08	(0.26)	0.08
Net income (loss)	$(1.92)	$0.77	$(1.84)	$0.44

Diluted:
Weighted average common stock outstanding	35,856	35,826	35,816	30,830
Income (loss) from continuing operations	$(1.88)	$0.69	$(1.58)	$0.36
Income (loss) from discontinued operations	(0.04)	0.08	(0.26)	0.08
Net income (loss)	$(1.92)	$0.77	$(1.84)	$0.44

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2018	20,169,063	$3,043	$2,065,119	$(3,357)	$(1,377,319)	$687,486
Stock-based compensation	—	—	6,001	—	—	6,001
Equity issuance costs	—	—	(30)	—	—	(30)
Shares of common stock issued in merger, net of equity issuance costs	15,013,520	150	275,609	—	—	275,759
Reverse split 1:15	—	(2,833)	2,833	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	499,897	22	(5)	(5,411)	—	(5,394)
Net loss	—	—	—	—	(14,098)	(14,098)
Balances, March 31, 2019	35,682,480	$382	$2,349,527	$(8,768)	$(1,391,417)	$949,724
Stock-based compensation	—	—	552	—	—	552
Equity issuance costs	—	—	(925)	—	—	(925)
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	4,727	—	—	(26)	—	(26)
Net income	—	—	—	—	27,512	27,512
Balances, June 30, 2019	35,687,207	$382	$2,349,154	$(8,794)	$(1,363,905)	$976,837

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2019	35,770,934	$383	$2,352,309	$(10,049)	$(1,345,557)	$997,086
Stock-based compensation	—	—	860	—	—	860
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	33,610	—	—	(95)	—	(95)
Net income	—	—	—	—	2,827	2,827
Balances, March 31, 2020	35,804,544	$383	$2,353,169	$(10,144)	$(1,342,730)	$1,000,678
Stock-based compensation	—	—	1,764	—	—	1,764
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	230,293	3	(4)	(367)	—	(368)
Net loss	—	—	—	—	(68,851)	(68,851)
Balances, June 30, 2020	36,034,837	$386	$2,354,929	$(10,511)	$(1,411,581)	$933,223

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(66,024)	$13,414
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, amortization and accretion	87,244	68,708
Exploration expense	19,359	22,206
Stock-based compensation	2,624	6,553
Impairment of oil and gas properties	6,849	—
Net cash for plugging wells	(102)	(214)
Gain on derivative instruments	(29,207)	(24,808)
Net cash receipts (payments) on settled derivatives	43,092	(746)
Gain on sale of assets	(1,419)	(6)
Amortization of deferred financing costs	1,432	1,201
Amortization of debt discount	667	665
Changes in operating assets and liabilities:
Accounts receivable	18,861	52,182
Other assets	(710)	(15)
Accounts payable and accrued liabilities	(40,539)	(56,047)
Net cash provided by operating activities	42,127	83,093
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(76,459)	(177,334)
Capital expenditures for other property and equipment	(254)	(193)
Proceeds from sale of assets	1,335	16
Cash acquired in merger	—	12,894
Change in deposits and other long-term assets	—	(53)
Net cash used in investing activities	(75,378)	(164,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other notes payable	1,141	—
Debt issuance costs	(80)	(3,361)
Repayments of long-term debt	(182)	(182)
Proceeds from revolving credit facility	30,000	95,000
Equity issuance costs	—	(31)
Employee tax withholding for settlement of equity compensation awards	(463)	(6,360)
Net cash provided by financing activities	30,416	85,066
Net increase (decrease) in cash and cash equivalents	(2,835)	3,489
Cash and cash equivalents at beginning of period	12,056	5,959
Cash and cash equivalents at end of period	$9,221	$9,448
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$26,771	$25,884
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$138	$750
Additions of other property through debt financing	$—	$—
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$4,649	$41,668
BRMR Merger consideration	$—	$275,759

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

Note 2—Basis of Presentation

The accompanying Condensed Consolidated Financial Statements are unaudited except the Consolidated Balance Sheet at December 31, 2019, which is derived from the Company’s audited financial statements, and are presented in accordance with the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made and contained in annual financial statements. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. All such adjustments are of a normal recurring nature. These interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and the notes to those statements, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

Operating results for interim periods may not necessarily be indicative of the results of operations for the full year ending December 31, 2020 or any other future periods, due to fluctuations in demand and the prices received for natural gas, NGLs and oil, the impacts of the COVID-19 pandemic, and other factors.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company had no significant accounts receivables determined to be uncollectible as of June 30, 2020 or December 31, 2019.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	June 30, 2020	December 31, 2019
Oil and natural gas properties:
Unproved	$487,066	$508,576
Proved	2,865,729	2,783,232
Gross oil and natural gas properties	3,352,795	3,291,808
Less accumulated depreciation, depletion and amortization	(1,616,730)	(1,532,127)
Oil and natural gas properties, net	1,736,065	1,759,681
Other property and equipment	19,958	20,000
Less accumulated depreciation	(9,320)	(8,774)
Other property and equipment, net	10,638	11,226
Property and equipment, net	$1,746,703	$1,770,907

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

Marketing Revenue

Brokered natural gas and marketing revenues are derived from activities to purchase and sell third-party natural gas and to market excess firm transportation capacity to third parties. The Company retains control of the purchased natural gas prior to delivery to the purchaser. The Company has concluded that it is the principal in these arrangements and therefore the Company recognizes revenue on a gross basis, with costs to purchase and transport natural gas presented as brokered natural gas and marketing expense. Contracts to sell third-party natural gas are generally subject to similar terms as contracts to sell the Company’s produced natural gas.  The Company satisfies performance obligations to the purchaser by transferring control of the product at the delivery point and recognizes revenue based on the price received from the purchaser.

Disaggregation of Revenue

The following table illustrates the revenue disaggregated by type for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues (in thousands)
Natural gas sales	$65,586	$94,364	$144,678	$176,189
NGL sales	7,962	19,393	26,510	40,641
Oil sales	9,534	29,672	35,765	58,427
Brokered natural gas and marketing revenue	7,540	11,989	17,028	21,519
Other revenue	62	122	127	261
Total revenues	$90,684	$155,540	$224,108	$297,037

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

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $47.7 million and $63.7 million as of June 30, 2020 and December 31, 2019, respectively.

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances (if any), by product or service as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Receivables by product or service:
Sale of oil and natural gas and related products and services	$47,696	$63,730
Joint interest owners	9,331	12,156
Derivatives	1,473	210
Other	1,304	1,306
Total	$59,804	$77,402

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the States of Ohio, Pennsylvania and West Virginia. As a general policy, collateral is not required for receivables, but customers’ financial condition and creditworthiness are evaluated regularly.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to the credit risk of the counterparties to these derivative instruments. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. Such counterparties are not required to provide credit support to the Company. The fair value of the Company’s unsettled derivative contracts was a net asset position of $11.9 million and $27.1 million as of June 30, 2020 and December 31, 2019, respectively. Other than as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s derivative contracts. As of June 30, 2020 and December 31, 2019, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion, Amortization and Accretion

Oil and Natural Gas Properties

Depreciation, depletion, amortization and accretion (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties, including accretion expense, totaled approximately $42.4 million and $38.0 million for the three months ended June 30, 2020 and 2019, respectively, and $86.1 million and $67.5 million for the six months ended June 30, 2020 and 2019, respectively, and is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from five to 40 years. Depreciation totaled approximately $0.4 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively, and is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The review for impairment of the Company’s oil and gas properties is performed by determining whether the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  There were no impairments of proved properties held and used for the three months ended June 30, 2020 and 2019 or for the six months ended June 30, 2020 and 2019.  The Company recorded impairment of proved properties held for sale during the six months ended June 30, 2020.  See Note 5— Assets Held for Sale and Discontinued Operations.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $8.6 million and $12.4 million for the three months ended June 30, 2020 and 2019, respectively, and $19.4 million and $22.0 million for the six months ended June 30, 2020 and 2019, respectively. These costs are included in exploration expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

(j) Derivative Financial Instruments

The Company uses derivative financial instruments to reduce exposure to fluctuations in the prices of the energy commodities it sells and to manage its exposure to interest rate volatility.

Derivatives are recorded at fair value and are included on the Condensed Consolidated Balance Sheets as current and noncurrent assets and liabilities. Derivatives are classified as current or noncurrent based on the contractual expiration date. Derivatives with expiration dates within the next 12 months are classified as current. The Company netted the fair value of derivatives by counterparty and type in the accompanying Condensed Consolidated Balance Sheets where the right to offset exists. The Company’s derivative instruments were not designated as hedges for accounting purposes for any of the periods presented. Accordingly, the changes in fair value are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period of change. Gains and losses on derivatives are included in cash flows from operating activities. Premiums for options are included in cash flows from operating activities.

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

Approximately $2.5 million and $2.0 million, representing the current portion of ARO liability, are included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.  The following table sets forth the changes in the Company’s ARO liability for the six months ended June 30, 2020 (in thousands):

Six Months Ended June 30, 2020
Asset retirement obligations, beginning of period	$31,841
Accretion	1,492
Additional liabilities incurred	10
Obligation for wells drilled	128
Liabilities settled via plugging	(102)
Liabilities sold/disposed	(901)
Less: current ARO portion	(2,516)
Asset retirement obligations, end of period	$29,952

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

(n) Debt Issuance Costs

The expenditures related to issuing debt, such as the Company’s 8.875% senior unsecured notes, are capitalized and reported as a reduction of the Company’s debt balance in the accompanying Condensed Consolidated Balance Sheets. These costs are amortized over the expected life of the related instruments using the effective interest rate method. Expenditures related to the Company’s revolving credit facility are capitalized and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets and are amortized over the term of the revolving credit facility.  When debt is retired before maturity or modifications significantly change the cash flows, related unamortized costs are expensed.

During the three and six months ended June 30, 2020, the Company amortized $1.1 million and $2.1 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method which includes $0.2 million of unamortized deferred financing costs that the Company wrote off during the second quarter of 2020 in connection with the borrowing base redetermination of the Company’s revolving credit facility (See Note 8— Debt).  During the three and six months ended June 30,

2019, the Company amortized $0.9 million and $1.9 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.

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

As a result of the BRMR Merger, each share of common stock, par value $0.01 per share, of BRMR issued and outstanding immediately prior to the effective time of the BRMR Merger, excluding certain Excluded Shares (as such term is defined in the Merger Agreement), was converted into the right to receive from the Company 0.29506 of a validly issued, fully-paid, and nonassessable share of common stock, par value $0.01 per share, of the Company. The exchange ratio reflects an adjustment to account for the 15-to-1 reverse stock split (See Note 11— Net Income (Loss) Per Share). Former stockholders of BRMR received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the BRMR Merger. In addition, upon completion of the BRMR Merger, all shares of BRMR restricted stock and all BRMR restricted stock units and performance interest awards were converted into the right to receive shares of common stock of the Company or cash, in each case as specified in the Merger Agreement.

In connection with the BRMR Merger, the Company incurred less than $0.1 million and $3.9 million of costs for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $18.5 million for the six months ended June 30, 2020 and 2019, respectively, which are included in general and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Approximately $66.5 million of revenues and approximately $19.1 million of net income from continuing operations attributed to the BRMR Merger are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to June 30, 2019.  Approximately $3.5 million of revenues and approximately $2.5 million of net income from discontinued operations attributed to the BRMR Merger are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to June 30, 2019.

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

The following unaudited pro forma financial information represents the combined results for the Company as though the BRMR Merger had been completed on January 1, 2019.  The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the BRMR Merger taken place on January 1, 2019; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data) (unaudited)	2019	2019
Pro forma total revenues	$155,539	$339,694
Pro forma net income (loss)	$27,505	$(230)
Pro forma net income (loss) per share (basic and diluted)	$0.77	$(0.01)

Note 5—Assets Held for Sale and Discontinued Operations

Assets Held for Sale

As a result of the BRMR Merger, the Company acquired certain assets that met the criteria for assets held for sale at the acquisition date, comprised of the net assets of Magnum Hunter Production, Inc. (“MHP”), a wholly-owned subsidiary of BRMR.  These assets are located primarily in Kentucky and Tennessee.

The following summarizes assets and liabilities held for sale as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Accounts receivable	$810	$343
Other current assets	305	704
Total current assets held for sale	$1,115	$1,047

Proved oil and gas properties, net	$3,351	$9,528
Other noncurrent assets	79	137
Total noncurrent assets held for sale	$3,430	$9,665

Accounts payable	$1,848	$2,067
Accrued liabilities	2,145	570
Other current liabilities	59	178
Total current liabilities associated with assets held for sale	$4,052	$2,815

Asset retirement obligations	$6,973	$6,488
Other liabilities	5	525
Total noncurrent liabilities associated with assets held for sale	$6,978	$7,013

Discontinued Operations

The Company determined that the planned divestiture of MHP met the assets held for sale criteria and the criteria for classification as discontinued operations as of the three and six months ended June 30, 2020 and 2019.  The Company included the results of operations for MHP for the three and six months ended June 30, 2020 and 2019 in discontinued operations as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$730	$2,579	$2,249	$3,529
Impairment of proved properties	—	—	(6,849)	—
Depreciation, depletion, amortization and accretion	(172)	(160)	(341)	(212)
Other operating expenses	(2,091)	276	(4,350)	(804)
Other income	—	10	—	10
Income (loss) from discontinued operations, net of tax	$(1,533)	$2,705	$(9,291)	$2,523

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

During the first quarter of 2020, the Company determined that due to the depressed commodity price environment, the carrying value of MHP’s proved oil and gas properties was no longer fully recoverable.  The Company recorded an impairment of $6.8 million of its proved oil and gas properties in order to present the net assets and liabilities of MHP at the lower of carrying value and fair market value less costs to sell as of June 30, 2020.

Total operating and investing cash flows of discontinued operations for the six months ended June 30, 2020 and 2019 were as follows:

(in thousands)	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$385	$1,521
Net cash provided by (used in) investing activities	$(82)	$14

Note 6—Derivative Instruments

All of the Company’s derivative instruments are used for risk management purposes and none is held for trading or speculative purposes.  By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, the Company is exposed to the credit risk of its counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of counterparties is subject to periodic review. As of June 30, 2020, the Company’s derivative instruments were with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, Citizens Bank N.A., East West Bank, J Aron, KeyBank N.A., Morgan Stanley, Royal Bank of Canada, and Wells Fargo. The Company has not experienced any issues of non-performance by derivative counterparties.

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

Below is a summary of the Company’s derivative instrument positions, as of June 30, 2020, for future production periods:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	60,000	July 2020 – September 2020	$2.32
	80,000	July 2020 – December 2020	$2.64
	95,000	July 2020 – March 2021	$2.54
	50,000	August 2020 – December 2020	$2.06
	50,000	October 2020 – March 2021	$2.65
	50,000	January 2021 – March 2022	$2.51
	25,000	April 2021 – March 2022	$2.47
Natural Gas Collars:
Floor purchase price (put)	25,000	January 2021 – December 2021	$2.15
Ceiling sold price (call)	25,000	January 2021 – December 2021	$3.03
Natural Gas Three-way Collars:
Floor purchase price (put)	80,000	July 2020 – December 2020	$2.60
Floor sold price (put)	80,000	July 2020 – December 2020	$1.90
Ceiling sold price (call)	80,000	July 2020 – December 2020	$2.94
Floor purchase price (put)	45,000	January 2021 – December 2021	$2.55
Floor sold price (put)	45,000	January 2021 – December 2021	$2.25
Ceiling sold price (call)	45,000	January 2021 – December 2021	$2.81
Floor purchase price (put)	20,000	April 2021 – March 2022	$2.62
Floor sold price (put)	20,000	April 2021 – March 2022	$2.20
Ceiling sold price (call)	20,000	April 2021 – March 2022	$3.10
Natural Gas Call/Put Options:
Floor sold price (put)	15,000	July 2020 – September 2020	$1.60
Floor sold price (put)	50,000	July 2020 – December 2020	$2.30
Swaption sold price (call)	50,000	January 2021 – December 2021	$2.75
Swaption sold price (call)	50,000	January 2022 – December 2022	$3.00
Floor sold price (put)	50,000	January 2021 – March 2022	$2.00
Ceiling sold price (call)	50,000	January 2022 – December 2022	$3.00
Ceiling sold price (call)	80,000	January 2023 – December 2023	$3.00
Basis Swaps:
Appalachia - Dominion	12,500	July 2020 – October 2020	$(0.52)
Appalachia - Dominion	20,000	July 2020 – December 2020	$(0.59)

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	2,500	July 2020 – December 2020	$57.41
	250	July 2020 – March 2021	$53.20
	250	January 2021 – March 2021	$53.00
Oil Collars:
Floor purchase price (put)	1,000	July 2020 – December 2020	$51.00
Ceiling sold price (call)	1,000	July 2020 – December 2020	$62.00
Oil Three-way Collars:
Floor purchase price (put)	500	January 2021 – December 2021	$31.25
Floor sold price (put)	500	January 2021 – December 2021	$22.50
Ceiling sold price (call)	500	January 2021 – December 2021	$45.00
Oil Call/Put Options:
Floor sold price (put)	500	July 2020 – December 2020	$45.00
Swaption sold price (call)	500	January 2021 – December 2021	$42.50

NGL Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Propane Swaps:
	1,500	July 2020 – December 2020	$20.68
	500	January 2021 – December 2021	$18.01

Interest Rate Swap

In April 2020, the Company entered into an interest-rate swap with a notional amount of $100 million to manage its exposure to interest rate volatility.  The interest-rate swap has a 1-month LIBOR floating rate index at a 0.255% fixed interest rate.  The change in fair value of the interest rate swap agreement is accounted for on a mark-to-market basis with the changes in fair value recorded in current period earnings.  The swap will mature on February 28, 2022, at which date the counterparty may elect to further extend the contract through February 28, 2024.

Fair Values and Gains (Losses)

The following table summarizes the fair value of the Company’s derivative instruments on a gross basis and on a net basis as presented in the Condensed Consolidated Balance Sheets (in thousands). None of the derivative instruments is designated as a hedge for accounting purposes.

As of June 30, 2020	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$36,444	$(6,510)	29,934	Other current assets
Total assets	$36,444	$(6,510)	$29,934

Liabilities
Commodity derivatives - current	$(7,514)	$6,510	$(1,004)	Accrued liabilities
Interest-rate swap - current	(101)	—	(101)	Accrued liabilities
Commodity derivatives - noncurrent	(16,437)	—	(16,437)	Other liabilities
Interest-rate swap - noncurrent	(496)	—	(496)	Other liabilities
Total liabilities	$(24,548)	$6,510	$(18,038)

As of December 31, 2019	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$33,762	$(3,719)	$30,043	Other current assets
Commodity derivatives - noncurrent	833	(45)	788	Other assets
Total assets	$34,595	$(3,764)	$30,831

Liabilities
Commodity derivatives - current	$(5,081)	$3,719	$(1,362)	Accrued liabilities
Commodity derivatives - noncurrent	(2,397)	45	(2,352)	Other liabilities
Total liabilities	$(7,478)	$3,764	$(3,714)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Commodity derivatives	Gain (loss) on derivative instruments	$(10,390)	$29,738	$29,742	$24,808
Interest-rate swap	Gain (loss) on derivative instruments	(535)	—	(535)	—
Total		$(10,925)	$29,738	$29,207	$24,808

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

	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2020: (in thousands)
Commodity derivative instruments	$—	$12,493	$—	$12,493
Interest-rate swap	—	(597)	—	(597)
Total	$—	$11,896	$—	$11,896
As of December 31, 2019: (in thousands)
Commodity derivative instruments	$—	$27,117	$—	$27,117
Total	$—	$27,117	$—	$27,117

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

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture as of June 30, 2020.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes as of June 30, 2020 was $403.5 million.

Revolving Credit Facility

The Company maintains an asset-based, senior secured revolving bank credit facility (“the revolving credit facility”).  The borrowing base is derived from the Company’s proved properties and is subject to regular semi-annual redeterminations (April and October).  The credit agreement governing the revolving credit facility (as amended and restated, the “Credit Agreement”) was entered into during the first quarter of 2014 by a subsidiary of the Company and was amended in 2015, 2016, 2017, and 2019 in order to, among other things, add the Company as a party to the revolving credit facility, extend the maturity date to February 2024, amend the borrowing base, revise certain financial covenants, and revise certain commitment fees and letter of credit participation fees.  The revolving credit facility is secured by mortgages on 85% of the value of the Company’s proved reserves and guarantees from the Company’s operating subsidiaries. The revolving credit facility contains certain covenants, including restrictions on indebtedness and dividends. Interest is payable at a variable rate based on LIBOR or the prime rate based on the Company’s election at the time of borrowing.  Commitment fees on the unused portion of the revolving credit facility are due quarterly at 0.375%-0.500% of the unused facility based on utilization.

On May 4, 2020, the Company entered into an additional amendment to the Credit Agreement to, among other things, confirm the scheduled redetermination of the borrowing base under the Credit Agreement, which reduced the borrowing base by $25 million from $500 million to $475 million, increase the Applicable Margin (as defined in the Credit Agreement) applicable to loans and letter of credit participation fees under the Credit Agreement by 0.25%, at all utilization levels, and establish prepayment requirements, in certain circumstances, on cash balances in excess of $40 million.  In connection with the borrowing base redetermination, the Company wrote off approximately $0.2 million of unamortized deferred financing costs to interest expense.

As of June 30, 2020, the borrowing base was $475 million and the Company had $160.0 million in outstanding borrowings under the revolving credit facility. After giving effect to outstanding letters of credit issued by the Company totaling $29.2 million and the outstanding borrowings of $160.0 million, the Company had available borrowing capacity under the revolving credit facility of $285.8 million as of June 30, 2020.

The Company was in compliance with all applicable covenants under the revolving credit facility as of June 30, 2020.

Other Notes Payable

From time to time, the Company enters into other notes payable for the purchase of vehicles and equipment or to finance its insurance premiums.  The Company had outstanding notes payable of $1.2 million and $0.3 million included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

Note 9—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code, as amended (the “Code”), under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(k) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense related to matching contributions, classified under general and administrative, of $0.3 million for each of the three months ended June 30, 2020 and 2019 and $0.7 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Note 10—Stock-Based Compensation

The Company is authorized to grant up to 2,650,000 shares of common stock under its 2019 Long-Term Incentive Plan (the “2019 Plan”).  The 2019 Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, bonus stock or other stock-based awards and performance awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 300,888 shares were available for future grants under the Plan as of June 30, 2020.

Stock-based compensation expense was as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	$679	$235	$1,068	$3,328
Performance units	448	231	691	2,990
Restricted and unrestricted stock	637	86	865	235
Total expense	$1,764	$552	$2,624	$6,553

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of June 30, 2020, there was $3.4 million of total unrecognized compensation cost related to outstanding restricted stock units. The weighted average period for the units to vest is approximately two years. A summary of employee restricted stock unit awards activity during the six months ended June 30, 2020 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2019	437,559	$7.83	$3,474
Granted	351,467	5.86
Vested	(214,804)	9.14
Forfeited	—	—
Total awarded and unvested, June 30, 2020	574,222	$6.14	$2,268

Performance Units

Performance unit awards issued prior to May 2020 vest subject to the satisfaction of a three-year service requirement and a performance objective which generally is based on the Company’s performance compared to an industry peer group. In May 2020, the Company issued performance unit awards which will vest on December 31, 2022 and are subject to a performance objective based on the performance of the Company’s stock over the performance period.  All performance unit awards are measured at the grant date fair value using a Monte Carlo valuation method.

As of June 30, 2020, there was $4.6 million of total unrecognized compensation cost related to outstanding performance units. The weighted average period for the units to vest is approximately two years. A summary of performance stock unit awards activity during the six months ended June 30, 2020 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2019	320,120	$11.26	$2,522
Granted	618,483	6.21
Vested	(51,858)	20.89
Forfeited	(55,547)	16.69
Total awarded and unvested, June 30, 2020	831,198	$6.54	$837

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk-free interest rate and a volatility estimate tied to the Company’s stock price.  The following table presents the assumptions used to determine the fair value for performance stock units granted during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Volatility	79.70%	65.10%
Risk-free interest rate	0.20%	1.83%

Restricted and Unrestricted Stock

On May 16, 2018, the Company issued an aggregate of 15,476 restricted shares of common stock to its three non-employee members of its Board of Directors that were not affiliated with the Company’s then controlling stockholder, which shares became fully vested on May 16, 2019.

Effective February 28, 2019, the Company issued an aggregate of 70,409 restricted shares of common stock to two of its officers in connection with retention bonus arrangements entered into between the Company and each of these officers.  Twenty-five percent of the restricted shares vested on each of August 28, 2019 and February 28, 2020.  In accordance with the terms of the underlying award agreements, the remaining 50% of the restricted shares vested on June 1, 2020.

Pursuant to the Company’s Non-Employee Director Compensation Policy, on June 18, 2019, the Company awarded an aggregate of 53,328 restricted shares of common stock to eight of the non-employee members of its Board of Directors, which shares became fully vested on June 18, 2020.  The other non-employee member of the Company’s Board of Directors declined to receive any compensation for his service on the Company’s Board of Directors for 2019.

Pursuant to the Company’s Non-Employee Director Compensation Policy, on August 2, 2019 and October 8, 2019, the Company issued an aggregate of 26,935 and 22,661 unrestricted shares of common stock, respectively, to four of the non-employee members of its Board of Directors who had elected to receive payment of their 2019 annual retainers in shares of the Company’s common stock.

Pursuant to the Company’s Non-Employee Director Compensation Policy, on June 19, 2020, the Company issued an aggregate of 58,335 restricted shares of common stock to five of the non-employee members of its Board of Directors, which shares are scheduled to fully vest on June 19, 2021.  The other non-employee member of the Company’s Board of Directors declined to receive any compensation for his service on the Company’s Board of Directors for 2020.

As of June 30, 2020, there was $0.3 million of total unrecognized compensation cost related to restricted and unrestricted stock.

Note 11—Net Income (Loss) Per Share

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

Reverse Stock Split

Effective immediately prior to the effective time of the BRMR Merger, on February 28, 2019 (See Note 4— Acquisitions), the Company effected a 15-to-1 reverse stock split of its common stock.  Holders of shares of the Company’s common stock immediately prior to the effective time received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the reverse stock split. The reverse stock split lowered the aggregate par value of the common stock reflected in the Consolidated Statements of Stockholders’ Equity to reflect the reduced shares with the offset to additional paid-in-capital.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(in thousands, except per share data)	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income (loss), shares, basic	$(68,851)	35,856	$(1.92)	$27,512	35,678	$0.77
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	—		—	148
Diluted:
Net income (loss), shares, diluted	$(68,851)	35,856	$(1.92)	$27,512	35,826	$0.77

	Six Months Ended June 30,
(in thousands, except per share data)	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income (loss), shares, basic	$(66,024)	35,816	$(1.84)	$13,414	30,645	$0.44
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	—		—	185
Diluted:
Net income (loss), shares, diluted	$(66,024)	35,816	$(1.84)	$13,414	30,830	$0.44

Note 12—Commitments and Contingencies

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

(c) Other Commitments

In March 2020, the Company completed the renegotiation of certain existing gas gathering contracts with a midstream service provider into a single new consolidated gas gathering agreement.  Revised commitments under the new consolidated gas gathering agreement (in thousands) are included in the table below:

	Firm transportation(i)	Gas processing, gathering, and compression services(ii)	Total
Year Ending December 31:
Remainder of 2020	$50,051	$22,265	$72,316
2021	99,828	44,801	144,629
2022	99,828	49,404	149,232
2023	99,828	52,342	152,170
2024	100,101	52,972	153,073
Thereafter	722,369	303,890	1,026,259
Total	$1,172,005	$525,674	$1,697,679

(i)

Firm transportation -The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of production to market. These contracts commit the Company to transport minimum daily natural gas volumes at a negotiated rate or pay for any deficiencies at a specified reservation fee rate. The amounts in this table represent the minimum daily volumes at the reservation fee rates. The values in the table represent the gross amounts that the Company is committed to pay and do not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company records in its Condensed Consolidated Financial Statements the Company’s proportionate share of costs based on its working interest.

(ii)

Gas processing, gathering, and compression services -Contractual commitments for gas processing, gathering and compression service agreements represent minimum commitments under long-term gas processing and gathering agreements as well as various gas compression agreements. The values in the table represent the gross amounts that the Company is committed to pay and do not deduct amounts that other parties are responsible for as a result of cost sharing arrangements with working interest partners. The Company records in its Condensed Consolidated Financial Statements its proportionate share of costs based on the Company’s working interest.

Note 13—Income Tax

For the year ending December 31, 2020, the Company’s annual estimated effective tax rate is forecasted to be 0%, exclusive of discrete items.  The Company expects to incur a book loss and a tax loss in fiscal year 2020, and thus, no current federal income taxes are anticipated to be paid.  The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective tax rate to the Company’s year-to-date loss.  On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, resulted in the reduction in the U.S. statutory rate for corporations from 35% to 21%.  The Company’s interest expense deduction has the potential to be limited as a result of the enactment of the Tax Cuts and Jobs Act and the federal Coronavirus Aid, Relief, and Economic Security Act; however, the impact is anticipated to be minimal as a result of its full valuation allowance.

In forecasting the 2020 annual estimated effective tax rate, management believes that it should limit any tax benefit suggested by the tax effect of the forecasted book loss such that no net deferred tax asset is recorded in 2020. Management reached this conclusion considering several factors such as: (i) the lack of carryback potential resulting in a tax refund, and (ii) in light of current commodity pricing uncertainty, there is insufficient external evidence to suggest that net tax attribute carryforwards are collectible beyond offsetting existing deferred tax liabilities inherent in the Company’s Condensed Consolidated Balance Sheet.

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

Note 14—Subsidiary Guarantors

Each subsidiary of the Company that guarantees the Company’s revolving credit facility is required to fully and unconditionally, jointly and severally, guarantee the Company’s 8.875% senior unsecured notes.  Each such subsidiary of the Company in existence immediately prior to the BRMR Merger guaranteed the Company’s 8.875% senior unsecured notes.  As a result of the BRMR Merger, and within the timeframe required by the indenture governing the Company’s 8.875% senior unsecured notes, the Company caused BRMR and each of its subsidiaries that guaranteed the Company’s revolving credit facility to guarantee the Company’s 8.875% senior unsecured notes (See Note 8—Debt). Montage Resources Corporation, standing alone, has no independent operations or (other than its equity interests in its subsidiaries) material assets. The Company’s wholly owned subsidiary guarantors are not restricted from transferring funds to Montage Resources Corporation or other wholly owned subsidiary guarantors. The Company’s wholly owned subsidiaries do not have any restricted net assets.

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

Overview of Our Business

We are an independent exploration and production company engaged in the acquisition and development of oil and natural gas properties in the Appalachian Basin.  On February 28, 2019, we completed a business combination (the “BRMR Merger”) with Blue Ridge Mountain Resources, Inc. (“BRMR”), and immediately thereafter, we changed our legal name from “Eclipse Resources Corporation” to “Montage Resources Corporation.”  Except where the context indicates otherwise, the terms “we,” “us,” “our” or the “Company” as used herein refer, for periods prior to the completion of the BRMR Merger, to Eclipse Resources Corporation and its subsidiaries and, for periods following the completion of the BRMR Merger, to Montage Resources Corporation and its subsidiaries.

As of June 30, 2020, we had assembled an acreage position approximating 231,300 net surface acres in Eastern Ohio, 34,900 net surface acres in Pennsylvania, and 58,300 net surface acres in West Virginia, which excludes any acreage currently pending title.

Approximately 183,700 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 56,500 net acres of stacked pay opportunity are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio and West Virginia within what we refer to as our Marcellus Area. We are the operator of approximately 92% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of June 30, 2020, we were operating one horizontal rig. We had average daily production for the three months ended June 30, 2020 of approximately 551.7 MMcfe comprised of approximately 83% natural gas, 12% NGLs and 5% oil.

The net assets of our subsidiary, Magnum Hunter Production, Inc. (“MHP”), are classified as assets held for sale and liabilities associated with assets held for sale as of June 30, 2020 and 2019.  All operations of MHP are reflected as discontinued operations for all periods presented.

COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil, and to a lesser extent, natural gas and NGLs.  Late in the second quarter of 2020, certain states and local governments began the measured process of loosening restrictions, allowing businesses to reopen on a limited basis and lifting stay-at-home orders.

While we did not incur significant disruptions to operations during the three or six months ended June 30, 2020 as a direct result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on us, including on our financial position, operating results, liquidity and ability to obtain financing, in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors and other business partners), and the effect that the COVID-19 pandemic will have on the demand for natural gas, NGLs and oil. The health of our employees, customers, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions, are vital to our operations, and the effect of the pandemic on these persons and our staffing needs cannot be predicted. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact us.

Due to the downward oil price movement and demand destruction from the COVID-19 pandemic, we shut-in low margin production in our Utica condensate area in April and May 2020.  We have since brought that condensate production back online with the improvement of oil prices and cash margins, and the curtailed production had a negligible impact on our cash flows.

For further information regarding the impact of COVID-19, see Part II, Item 1A of this Quarterly Report.

How We Evaluate Our Operations

In evaluating our current and future financial results, we focus on production and revenue growth, lease operating expense, general and administrative expense (both before and after non-cash stock compensation expense and other unusual or infrequent items) and operating margin per unit of production. In addition to these metrics, we use Adjusted EBITDAX, a non-GAAP measure, to evaluate our financial results. We define Adjusted EBITDAX as net income (loss) before interest expense or interest income; income taxes; write-down of abandoned leases; impairments; depreciation, depletion, amortization and accretion (“DD&A”); gain (loss) on derivative instruments, net cash receipts (payments) on settled commodity derivative instruments, and premiums (paid) received on options that settled during the period; non-cash compensation expense; gain or loss from sale of interest in gas properties; exploration expenses; and other unusual or infrequent items. Adjusted EBITDAX is not a measure of net income as determined by generally accepted accounting principles in United States, or “U.S. GAAP.”  See —Non-GAAP Financial Measure for more information.

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

As a result of the closing of the BRMR Merger on February 28, 2019, BRMR’s revenues and expenses are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to June 30, 2019 (See Note 4— Acquisitions) and for all subsequent periods.

Overview of Results for the Three and Six Months Ended June 30, 2020

During the three months ended June 30, 2020, we achieved the following financial and operating results:

•	our average daily net production for the three months ended June 30, 2020 was 551.7 MMcfe per day representing an increase of 3% over the comparable period of the prior year;
•	commenced drilling 5 gross (3.4 net) operated wells, commenced completions of 7 gross (5.4 net) operated wells and turned-to-sales 7 gross (6.1 net) operated wells;
•	recognized net loss of ($68.9) million for the three months ended June 30, 2020 compared to net income of $27.5 million for the three months ended June 30, 2019; and
•

realized Adjusted EBITDAX of $37.5 million for the three months ended June 30, 2020 compared to $70.9 million for three months ended June 30, 2019. Adjusted EBITDAX is a non-GAAP financial measure. See —Non-GAAP Financial Measure for more information.

During the six months ended June 30, 2020, we achieved the following financial and operating results:

•	our average daily net production for the six months ended June 30, 2020 was 581.2 MMcfe per day representing an increase of 23% over the comparable period of the prior year;
•	commenced drilling 9 gross (7.0 net) operated wells, commenced completions of 11 gross (8.5 net) operated wells and turned-to-sales 10 gross (8.9 net) operated wells;
•	recognized net loss of ($66.0) million for the six months ended June 30, 2020 compared to net income of $13.4 million for the six months ended June 30, 2019; and

•

realized Adjusted EBITDAX of $100.2 million for the six months ended June 30, 2020 compared to $139.8 million for the six months ended June 30, 2019.  Adjusted EBITDAX is a non-GAAP financial measure. See “—Non-GAAP Financial Measure” for more information.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists the high, low and average daily and monthly settled NYMEX Henry Hub prices for natural gas and the high, low and average daily NYMEX WTI prices for oil for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NYMEX Henry Hub High ($/MMBtu)	$1.93	$2.76	$2.17	$4.25
NYMEX Henry Hub Low ($/MMBtu)	1.42	2.27	1.42	2.27
Average Daily NYMEX Henry Hub ($/MMBtu)	1.70	2.57	1.80	2.74
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	1.72	2.64	1.83	2.89

NYMEX WTI High ($/Bbl)	$40.60	$66.24	$63.27	$66.24
NYMEX WTI Low ($/Bbl)	(36.98)	51.13	(36.98)	46.31
Average Daily NYMEX WTI ($/Bbl)	27.96	59.88	36.58	57.39

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

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2019.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the 12 months in the period ended June 30, 2020 and held all other factors constant, then our estimated net proved reserves at December 31, 2019 would have decreased by approximately 30.6% from our previously reported estimated net proved reserves at such time, including a 7.2% reduction of proved developed reserves and a 58.9% reduction of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC benchmark price of $2.07 per MMBtu for natural gas and $47.37 per Bbl for oil and NGLs. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2019. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand as of June 30, 2020, cash flows from operations and borrowings under our revolving credit facility.

Results of Operations

The following discussion pertains to our results of operations, including analysis of our continuing operations regarding natural gas, NGLs and oil revenues, production, average product prices and average production costs and expenses for the three and six months ended June 30, 2020 and 2019.  The results of operations of MHP are reflected as discontinued operations for all periods presented.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
Revenues (in thousands)
Natural gas sales	$65,586	$94,364	$(28,778)
NGL sales	7,962	19,393	(11,431)
Oil sales	9,534	29,672	(20,138)
Brokered natural gas and marketing revenue	7,540	11,989	(4,449)
Other revenue	62	122	(60)
Total revenues	$90,684	$155,540	$(64,856)

Our production grew by approximately 1.5 Bcfe for the three months ended June 30, 2020 over the same period in 2019 as we placed new wells into production, partially offset by natural decline. Our production for the three months ended June 30, 2020 and 2019 is set forth in the following table:

	Three Months Ended June 30,
	2020	2019	Change
Production:
Natural gas (MMcf)	41,720.8	39,119.0	2,601.8
NGLs (Mbbls)	973.9	1,033.3	(59.4)
Oil (Mbbls)	440.1	569.0	(128.9)
Total (MMcfe)	50,204.8	48,732.8	1,472.0

Average daily production volume:
Natural gas (Mcf/d)	458,470	429,879	28,591
NGLs (Bbls/d)	10,702	11,355	(653)
Oil (Bbls/d)	4,836	6,253	(1,417)
Total (Mcfe/d)	551,701	535,520	16,181

Our average realized price (including cash settled commodity derivatives and firm transportation) received during the three months ended June 30, 2020 was $1.72 per Mcfe compared to $2.62 per Mcfe during the three months ended June 30, 2019. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled commodity derivatives and firm transportation) calculation also includes all cash settlements for commodity derivatives. Average realized price (excluding cash settled commodity derivatives and firm transportation) does not include commodity derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Average realized price (including firm transportation and excluding cash settled commodity derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended June 30, 2020 and 2019 are shown below:

	Three Months Ended June 30,
	2020	2019	Change
Average realized price (excluding cash settled commodity derivatives and firm transportation)
Natural gas ($/Mcf)	$1.57	$2.41	$(0.84)
NGLs ($/Bbl)	8.18	18.77	(10.59)
Oil ($/Bbl)	21.66	52.14	(30.48)
Total average prices ($/Mcfe)	1.65	2.94	(1.29)

Average realized price (including cash settled commodity derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$1.98	$2.47	$(0.49)
NGLs ($/Bbl)	8.67	19.11	(10.44)
Oil ($/Bbl)	38.38	51.68	(13.30)
Total average prices ($/Mcfe)	2.15	2.99	(0.84)

Average realized price (including firm transportation, excluding cash settled commodity derivatives)
Natural gas ($/Mcf)	$1.06	$1.95	$(0.89)
NGLs ($/Bbl)	8.18	18.77	(10.59)
Oil ($/Bbl)	21.66	52.14	(30.48)
Total average prices ($/Mcfe)	1.23	2.57	(1.34)

Average realized price (including cash settled commodity derivatives and firm transportation)
Natural gas ($/Mcf)	$1.47	$2.01	$(0.54)
NGLs ($/Bbl)	8.67	19.11	(10.44)
Oil ($/Bbl)	38.38	51.68	(13.30)
Total average prices ($/Mcfe)	1.72	2.62	(0.90)

Brokered natural gas and marketing revenue was $7.5 million and $12.0 million for the three months ended June 30, 2020 and 2019, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease for the three months ended June 30, 2020 was due to increased utilization of our firm transportation capacity for operated production during the three months ended June 30, 2020, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses (in thousands):
Lease operating	$9,900	$10,141	$(241)
Transportation, gathering and compression	51,387	51,870	(483)
Production and ad valorem taxes	1,600	4,009	(2,409)
Depreciation, depletion, amortization and accretion	42,768	38,597	4,171
General and administrative	11,569	13,564	(1,995)
Operating expenses per Mcfe:
Lease operating	$0.20	$0.21	$(0.01)
Transportation, gathering and compression	1.02	1.06	(0.04)
Production and ad valorem taxes	0.03	0.08	(0.05)
Depreciation, depletion, amortization and accretion	0.85	0.79	0.06
General and administrative	0.23	0.28	(0.05)

Lease operating expense was $9.9 million in the three months ended June 30, 2020 compared to $10.1 million in the three months ended June 30, 2019.  Lease operating expense per Mcfe was $0.20 in the three months ended June 30, 2020 compared to $0.21 in the three months ended June 30, 2019.  The decrease of $0.2 million and $0.01 per Mcfe was primarily attributable to a decrease in water costs in the three months ended June 30, 2020.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $51.4 million during the three months ended June 30, 2020 compared to $51.9 million during the three months ended June 30, 2019.  Transportation, gathering and compression expense per Mcfe was $1.02 in the three months ended June 30, 2020 compared to $1.06 in the three months ended June 30, 2019.  The following table details our transportation, gathering and compression expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$14,964	$17,344	$(2,380)
Processing and fractionation	13,405	14,965	(1,560)
Liquids transportation and stabilization	1,703	1,283	420
Marketing	—	31	(31)
Firm transportation	21,315	18,247	3,068
	$51,387	$51,870	$(483)
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.30	$0.35	$(0.05)
Processing and fractionation	0.27	0.31	(0.04)
Liquids transportation and stabilization	0.03	0.03	—
Marketing	—	—	—
Firm transportation	0.42	0.37	0.05
	$1.02	$1.06	$(0.04)

The decrease of $0.5 million to transportation, gathering and compression expenses during the three months ended June 30, 2020 was primarily due to lower contractual rates during the three months ended June 30, 2020.  The decrease of $0.04 per Mcfe was primarily due to a higher percentage of production attributable to natural gas and lower contractual rates offset by increased firm transportation expense from lower marketed production during the three months ended June 30, 2020.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $1.6 million in the three months ended June 30, 2020 compared to $4.0 million in the three months ended June 30, 2019. Production and ad valorem taxes per Mcfe was $0.03 for the three months ended June 30, 2020 compared to $0.08 per Mcfe for the three months ended June 30, 2019.  The decrease of $2.4 million and $0.05 per Mcfe was primarily due to lower commodity prices and the recognition of a refund for production taxes from a state taxing authority during the three months ended June 30, 2020.

Depreciation, depletion, amortization and accretion was approximately $42.8 million in the three months ended June 30, 2020 compared to $38.6 million in the three months ended June 30, 2019. DD&A per Mcfe was $0.85 for the three months ended June 30, 2020 compared to $0.79 for the three months ended June 30, 2019. DD&A increased on an aggregate basis due to increased production in the three months ended June 30, 2020.  DD&A increased on a per Mcfe basis due to a higher depletion rate resulting from reserves increasing at a lower rate than capital costs for the three months ended June 30, 2020.

General and administrative expense was $11.6 million for the three months ended June 30, 2020 compared to $13.6 million for the three months ended June 30, 2019.  General and administrative expense per Mcfe was $0.23 in the three months ended June 30, 2020 compared to $0.28 in the three months ended June 30, 2019.  The decrease of $2.0 million and $0.05 per Mcfe was primarily related to a decrease in merger-related expenses during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  General and administrative expenses for the three months ended June 30, 2020 included $1.8 million of stock-based compensation expense, less than $0.1 million of merger-related expenses, and $2.5 million of severance.  General and administrative expenses for the three months ended June 30, 2019 included $0.6 million of stock-based compensation expense and $3.9 million of merger-related expenses.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$7,746	$11,983	$(4,237)
Exploration	9,073	15,193	(6,120)
(Gain) loss on sale of assets	(1,911)	1	(1,912)

Brokered natural gas and marketing expense was $7.7 million for the three months ended June 30, 2020 compared to $12.0 million for the three months ended June 30, 2019.  Brokered natural gas and marketing expenses relate to gas that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease for the three months ended June 30, 2020 was due to increased utilization of our firm transportation capacity for operated production during the three months ended June 30, 2020, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $9.1 million for the three months ended June 30, 2020 compared to $15.2 million for the three months ended June 30, 2019. The following table details our exploration-related expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
Exploration expenses (in thousands):
Geological and geophysical	$89	$258	$(169)
Delay rentals	332	2,329	(1,997)
Impairment of unproved properties	8,638	12,443	(3,805)
Dry hole and other	14	163	(149)
	$9,073	$15,193	$(6,120)

Delay rentals were $0.3 million for the three months ended June 30, 2020 compared to $2.3 million for the three months ended June 30, 2019.  The decrease in delay rental expense related to the reduction in future drilling activity and concentrating renewals in our core acreage area during the three months ended June 30, 2020.

Impairment of unproved properties was $8.6 million for the three months ended June 30, 2020 compared to $12.4 million for the three months ended June 30, 2019. The decrease in impairment charges during the three months ended June 30, 2020 was the result of a decrease in expected leases subject to expiration.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

(Gain) loss on sale of assets was a gain of ($1.9) million for the three months ended June 30, 2020 compared to a loss of less than $0.1 million for the three months ended June 30, 2019 due to certain sales of oil and natural gas properties and other assets during 2020.

Other Income (Expense)

Gain (loss) on derivative instruments was a loss of ($10.9) million for the three months ended June 30, 2020 compared to a gain of $29.7 million for the three months ended June 30, 2019, primarily due to changes in commodity prices and interest rates during each period. Cash receipts were approximately $24.8 million and $2.4 million for derivative instruments that settled during the three months ended June 30, 2020 and 2019, respectively.

Interest expense, net was $14.9 million for the three months ended June 30, 2020 compared to $15.1 million for three months ended June 30, 2019.  Interest expense decreased primarily due to lower interest rates on borrowings under the revolving credit facility during the three months ended June 30, 2020.

Income tax benefit (expense) was not recognized for the three months ended June 30, 2020 and 2019 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
Revenues (in thousands)
Natural gas sales	$144,678	$176,189	$(31,511)
NGL sales	26,510	40,641	(14,131)
Oil sales	35,765	58,427	(22,662)
Brokered natural gas and marketing revenue	17,028	21,519	(4,491)
Other revenue	127	261	(134)
Total revenues	$224,108	$297,037	$(72,929)

Our production grew by approximately 20.4 Bcfe for the six months ended June 30, 2020 over the same period in 2019 due to increased drilling activity and from wells acquired as part of the BRMR Merger.  Our production for the six months ended June 30, 2020 and 2019 is set forth in the following table:

	Six Months Ended June 30,
	2020	2019	Change
Production:
Natural gas (MMcf)	86,019.4	66,324.0	19,695.4
NGLs (Mbbls)	2,192.1	2,013.8	178.3
Oil (Mbbls)	1,101.8	1,167.0	(65.2)
Total (MMcfe)	105,782.8	85,408.8	20,374.0

Average daily production volume:
Natural gas (Mcf/d)	472,634	366,431	106,203
NGLs (Bbls/d)	12,045	11,126	919
Oil (Bbls/d)	6,054	6,448	(394)
Total (Mcfe/d)	581,224	471,867	109,357

Our average realized price (including cash settled commodity derivatives and firm transportation) received during the six months ended June 30, 2020 was $1.98 per Mcfe compared to $2.82 per Mcfe during the six months ended June 30, 2019. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled commodity derivatives and firm transportation) calculation also includes all cash settlements for commodity derivatives. Average realized price (excluding cash settled commodity derivatives and firm transportation) does not include commodity derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Average realized price (including firm transportation and excluding cash settled commodity derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the six months ended June 30, 2020 and 2019 are shown below:

	Six Months Ended June 30,
	2020	2019	Change
Average realized price (excluding cash settled commodity derivatives and firm transportation)
Natural gas ($/Mcf)	$1.68	$2.66	$(0.98)
NGLs ($/Bbl)	12.09	20.18	(8.09)
Oil ($/Bbl)	32.46	50.07	(17.61)
Total average prices ($/Mcfe)	1.96	3.22	(1.26)

Average realized price (including cash settled commodity derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.07	$2.63	$(0.56)
NGLs ($/Bbl)	12.50	20.46	(7.96)
Oil ($/Bbl)	40.11	50.65	(10.54)
Total average prices ($/Mcfe)	2.36	3.21	(0.85)

Average realized price (including firm transportation, excluding cash settled commodity derivatives)
Natural gas ($/Mcf)	$1.21	$2.15	$(0.94)
NGLs ($/Bbl)	12.09	20.18	(8.09)
Oil ($/Bbl)	32.46	50.07	(17.61)
Total average prices ($/Mcfe)	1.58	2.83	(1.25)

Average realized price (including cash settled commodity derivatives and firm transportation)
Natural gas ($/Mcf)	$1.61	$2.12	$(0.51)
NGLs ($/Bbl)	12.50	20.46	(7.96)
Oil ($/Bbl)	40.11	50.65	(10.54)
Total average prices ($/Mcfe)	1.98	2.82	(0.84)

Brokered natural gas and marketing revenue was $17.0 million and $21.5 million for the six months ended June 30, 2020 and 2019, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease for the six months ended June 30, 2020 was due to increased utilization of our firm transportation capacity for operated production during the six months ended June 30, 2020, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expenses are most accurately analyzed on a unit-of-production, or per Mcfe, basis.  The following table presents these expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses (in thousands)
Lease operating	$21,943	$17,666	$4,277
Transportation, gathering and compression	105,512	93,038	12,474
Production and ad valorem taxes	6,468	6,857	(389)
Depreciation, depletion, amortization and accretion	86,903	68,494	18,409
General and administrative	21,450	42,494	(21,044)
Operating expenses per Mcfe:
Lease operating	$0.21	$0.21	$—
Transportation, gathering and compression	0.99	1.09	(0.10)
Production and ad valorem taxes	0.06	0.08	(0.02)
Depreciation, depletion, amortization and accretion	0.82	0.80	0.02
General and administrative	0.20	0.50	(0.30)

Lease operating expense was $21.9 million in the six months ended June 30, 2020 compared to $17.7 million in the six months ended June 30, 2019.  Lease operating expense per Mcfe was $0.21 in each of the six months ended June 30, 2020 and 2019.  The increase of $4.2 million was primarily attributable to an increase in the number of producing wells in the six months ended June 30, 2020.  Expenses on a per Mcfe basis were comparable for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $105.5 million during the six months ended June 30, 2020 compared to $93.0 million during the six months ended June 30, 2019.  Transportation, gathering and compression expense per Mcfe was $0.99 in the six months ended June 30, 2020 compared to $1.09 in the six months ended June 30, 2019.  The following table details our transportation, gathering and compression expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$32,985	$29,668	$3,317
Processing and fractionation	28,957	26,943	2,014
Liquids transportation and stabilization	3,403	3,027	376
Marketing	—	103	(103)
Firm transportation	40,167	33,297	6,870
	$105,512	$93,038	$12,474
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.31	$0.34	$(0.03)
Processing and fractionation	0.27	0.32	(0.05)
Liquids transportation and stabilization	0.03	0.04	(0.01)
Marketing	—	—	—
Firm transportation	0.38	0.39	(0.01)
	$0.99	$1.09	$(0.10)

The increase of $12.5 million to transportation, gathering and compression expenses during the six months ended June 30, 2020 was due to increased production and increased firm transportation capacity during the six months ended June 30, 2020.  The decrease of $0.10 per Mcfe during the six months ended June 30, 2020 was primarily due to a higher percentage of production attributable to natural gas, fixed firm transportation costs spread across increased production and lower contractual rates during the six months ended June 30, 2020.

Production and ad valorem taxes are paid based on market prices and applicable tax rates.  Production and ad valorem taxes were $6.5 million in the six months ended June 30, 2020 compared to $6.9 million in the six months ended June 30, 2019.  Production and ad valorem taxes per Mcfe were $0.06 and $0.08 in the six months ended June 30, 2020 and 2019, respectively.  The decrease of $0.4 million and $0.02 per Mcfe was primarily due to lower commodity prices and the recognition of a refund for production taxes from a state taxing authority during the six months ended June 30, 2020, partially offset by increased production and higher taxable rates.

Depreciation, depletion, amortization and accretion was approximately $86.9 million in the six months ended June 30, 2020 compared to $68.5 million in the six months ended June 30, 2019.  DD&A per Mcfe was $0.82 in the six months ended June 30, 2020 compared to $0.80 in the six months ended June 30, 2019.  DD&A increased on an aggregate basis due to increased production in the six months ended June 30, 2020.  DD&A increased on a per Mcfe basis due to a higher depletion rate resulting from reserves increasing at a lower rate than capital costs for the six months ended June 30, 2020.

General and administrative expense was $21.5 million for the six months ended June 30, 2020 compared to $42.5 million for the six months ended June 30, 2019.  General and administrative expense per Mcfe was $0.20 in the six months ended June 30, 2020 compared to $0.50 in the six months ended June 30, 2019.  The decrease of $21.0 million and $0.30 per Mcfe was primarily related to a decrease in merger-related expenses and stock-based compensation in the six months ended June 30, 2020.  General and administrative expenses for the six months ended June 30, 2020 included $2.6 million of stock-based compensation expense, $0.2 million of merger-related expenses, and $2.6 million of severance.  General and administrative expenses for the six months ended June 30, 2019 included $6.6 million of stock-based compensation expense and $18.5 million of merger-related expenses.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production.  The following table details our other operating expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$17,004	$21,443	$(4,439)
Exploration	22,344	31,981	(9,637)
(Gain) loss on sale of assets	(1,357)	2	(1,359)

Brokered natural gas and marketing expense was $17.0 million for the six months ended June 30, 2020 compared to $21.4 million for the six months ended June 30, 2019.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease for the six months ended June 30, 2020 was due to increased utilization of our firm transportation capacity for operated production during the six months ended June 30, 2020, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $22.3 million for the six months ended June 30, 2020 compared to $32.0 million for the six months ended June 30, 2019.  The following table details our exploration-related expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
Exploration expenses (in thousands):
Geological and geophysical	$176	$464	$(288)
Delay rentals	2,803	9,311	(6,508)
Impairment of unproved properties	19,359	22,043	(2,684)
Dry hole and other	6	163	(157)
	$22,344	$31,981	$(9,637)

Delay rentals were $2.8 million for the six months ended June 30, 2020 compared to $9.3 million for the six months ended June 30, 2019.  The decrease in delay rental expense related to the reduction in future drilling activity and concentrating renewals in our core acreage area during the six months ended June 30, 2020.

Impairment of unproved properties was $19.4 million for the six months ended June 30, 2020 compared to $22.0 million for the six months ended June 30, 2019.  The decrease in impairment charges during the six months ended June 30, 2020 was the result of a decrease in expected leases subject to expirations.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

(Gain) loss on sale of assets was a gain of ($1.4) million for the six months ended June 30, 2020 compared to a loss of less than $0.1 million for the six months ended June 30, 2019 due to certain sales of oil and natural gas properties and other assets during 2020.

Other Income (Expense)

Gain (loss) on derivative instruments was a gain of $29.2 million for the six months ended June 30, 2020 compared to a gain of $24.8 million for the six months ended June 30, 2019, primarily due to changes in commodity prices and interest rates during each period.  Cash receipts (payments) were approximately $43.1 million and ($0.7) million for derivative instruments that settled during the six months ended June 30, 2020 and 2019, respectively.

Interest expense, net was $29.8 million for the six months ended June 30, 2020 compared to $28.9 million for the six months ended June 30, 2019.  The increase in interest expense primarily related to our increased borrowings under our revolving credit facility during the six months ended June 30, 2020.

Income tax benefit (expense) was not recognized for the six months ended June 30, 2020 and 2019 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

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

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net cash provided by operations in the six months ended June 30, 2020 was $42.1 million compared to $83.1 million in the six months ended June 30, 2019. The decrease in cash provided by operating activities reflects working capital changes, operating income (loss) and timing of cash receipts and disbursements during the year-over-year comparative periods.

Net cash used in investing activities in the six months ended June 30, 2020 was $75.4 million compared to $164.7 million in the six months ended June 30, 2019.

During the six months ended June 30, 2020, we:

•	spent $76.5 million on capital expenditures for oil and natural gas properties;
•	spent $0.3 million on property and equipment; and
•	received $1.3 million from asset sales.

During the six months ended June 30, 2019, we:

•	spent $177.3 million on capital expenditures for oil and natural gas properties;
•	spent $0.2 million on property and equipment; and
•	received $12.9 million of cash as part of the assets received in the BRMR Merger.

Net cash provided by financing activities in the six months ended June 30, 2020 was $30.4 million compared to $85.1 million in the six months ended June 30, 2019.

During the six months ended June 30, 2020, we:

•	borrowed $30.0 million under our revolving credit facility; and
•	borrowed $1.1 million under other notes payable.

During the six months ended June 30, 2019, we:

•	borrowed $95.0 million under our revolving credit facility;
•	paid $3.3 million in debt issuance costs associated with the amendment and restatement of the Credit Agreement; and
•	withheld from employees’ shares totaling $6.4 million related to the settlement of equity compensation awards.

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

As of June 30, 2020, we were in compliance with all of our debt covenants under the Credit Agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next 12 months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and leverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt as of June 30, 2020 and December 31, 2019, excluding discount, totaled $670.5 million and $640.5 million, respectively.  Information related to our credit arrangements is described in Note 8—Debt to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts that require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. Information regarding our outstanding derivative contracts as of June 30, 2020 is set forth in Note 6— Derivative Instruments to our Condensed Consolidated Financial Statements.

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, Citizens Bank N.A., East West Bank, J Aron, KeyBank N.A., Morgan Stanley, Royal Bank of Canada, and Wells Fargo. We believe all such institutions currently are an acceptable credit risk. As of June 30, 2020, we did not have any past due receivables from such counterparties.

Subsequent to June 30, 2020, we entered into the following derivative instruments to mitigate our exposure to natural gas and oil prices:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Collars:
Floor purchase price (put)	30,000	April 2021 – March 2022	$2.40
Ceiling sold price (call)	30,000	April 2021 – March 2022	$3.05
Basis Swaps:
Appalachia - Dominion	30,000	August 2020 – October 2020	$(0.50)

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Collars:
Floor purchase price (put)	500	January 2021 – December 2021	$37.50
Ceiling sold price (call)	500	January 2021 – December 2021	$45.50

NGL Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Propane Swaps:
	500	August 2020 – December 2020	$21.74
	500	January 2021 – December 2021	$19.74

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt. Our Board of Directors approved a capital budget for 2020 of between approximately $190 - $210 million, allocated approximately 95% for drilling and completions activities and approximately 5% for land capital requirements.  In March 2020, the Company reduced its 2020 capital budget by approximately $45 million, to $145 - $165 million, allocated approximately 90% for drilling and completions activities and approximately 10% for land and other capital expenditures.  In May 2020, the Company reduced its 2020 capital budget by approximately $15 million, to $130 - $150 million and in July 2020, the Company further reduced its 2020 capital budget by another $10 million, to $120 - $140 million.  The revised 2020 capital budget is expected to be substantially funded through internally generated cash flows, current cash balances, and borrowings under the revolving credit facility.  The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas, NGLs and oil prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas, NGLs or oil prices from current levels may result in a further decrease in our actual capital expenditures, which would negatively impact our ability to grow production and our proved reserves as well as our ability to maintain compliance with our debt covenants. Our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities, additional borrowings under our revolving credit facility or the sale of assets.

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

Capitalization

As of June 30, 2020 and December 31, 2019, our total debt, excluding debt discount and issuance costs, and capitalization were as follows (in millions):

	June 30, 2020	December 31, 2019
Senior unsecured notes	$510.5	$510.5
Revolving credit facility	160.0	130.0
Stockholders’ equity	933.2	997.1
Total capitalization	$1,603.7	$1,637.6

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compression services, fractionation services, marketing agreements and asset retirement obligations. As of June 30, 2020 and December 31, 2019, we did not have significant capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our Condensed Consolidated Balance Sheet as of June 30, 2020 reflects accrued interest payable of $22.3 million, compared to $21.3 million as of December 31, 2019.

During the six months ended June 30, 2020 we renegotiated certain existing gas gathering contracts into a single new consolidated gas gathering contract.  Information related to our revised commitments is set forth in Note 12—Commitments and Contingencies to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

Interest Rates

As of June 30, 2020 and December 31, 2019, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bore interest at a fixed cash rate of 8.875% per annum, payable semi-annually.

As of June 30, 2020, we had outstanding borrowings of $160.0 million under our revolving credit facility with interest payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.  We had outstanding borrowings of $130.0 million under our revolving credit facility as of December 31, 2019.

In April 2020, we entered into an interest rate swap with a notional amount of $100 million to manage our exposure to interest rate volatility, as described in Note 6—Derivative Instruments to our Condensed Consolidated Financial Statements and incorporated herein by reference.

Information related to our interest rates is described in Note 8—Debt to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

Non-GAAP Financial Measure

“Adjusted EBITDAX” is a non-GAAP financial measure that we define as net income (loss) before interest expense or interest income; income taxes; write-down of abandoned leases; impairments; DD&A; gain (loss) on derivative instruments, net cash receipts (payments) on settled commodity derivative instruments, and premiums (paid) received on options that settled during the period; non-cash compensation expense; gain or loss from sale of interest in gas properties; exploration expenses; and other unusual or infrequent items set forth in the table below. Adjusted EBITDAX, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Adjusted EBITDAX should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. Adjusted EBITDAX provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. Adjusted EBITDAX does not represent funds available for discretionary use because those funds may be required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management team believes Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure:

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

There are significant limitations to using Adjusted EBITDAX as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDAX reported by different companies. The following table represents a reconciliation of our net income (loss) to Adjusted EBITDAX for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
$ thousands	2020	2019	2020	2019
Net income (loss)	$(68,851)	$27,512	$(66,024)	$13,414
Depreciation, depletion, amortization and accretion	42,768	38,597	86,903	68,494
Exploration expense	9,073	15,193	22,344	31,981
Stock-based compensation	1,764	552	2,624	6,553
(Gain) loss on sale of assets	(1,911)	1	(1,357)	2
(Gain) loss on derivative instruments	10,925	(29,738)	(29,207)	(24,808)
Net cash receipts (payments) on settled commodity derivatives	24,788	2,440	43,023	(746)
Interest expense, net	14,930	15,109	29,764	28,949
Other income	(4)	(8)	(17)	(8)
Merger-related expenses	(14)	3,938	176	18,521
(Income) loss from discontinued operations(1)	1,533	(2,705)	9,291	(2,523)
Severance	2,457	—	2,681	—
Adjusted EBITDAX	$37,458	$70,891	$100,201	$139,829

(1)	We recorded a $6.8 million impairment of proved properties held for sale during the six months ended June 30, 2020. See Note 5—Assets Held for Sale and Discontinued Operations.

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

Information regarding the Company’s legal proceedings is set forth in Note 12—Commitments and Contingencies, located in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, including the risk factors set forth below, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 10, 2020, which could materially affect our business, financial condition, and/or future results.  The risks described in our Annual Report on Form 10-K and in this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

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

Further, our office and management personnel are subject to varying governmental restrictions depending on the level of actions taken by governments of the jurisdictions in which such personnel are located.  While substantially all of such personnel have returned to our offices following a period of remote work, such personnel may again be required to work remotely depending on the actions taken by such governments or the decisions of our management team. As the health of our workforce is paramount, we have implemented, and will continue to implement for the foreseeable future, precautionary measures to help minimize the risk of our employees being potentially exposed to, or contracting, COVID-19. Our management team remains focused on mitigating the adverse effects of the spread of COVID-19, which has required, and will continue to require, a large investment of time and resources across the entire Company, thereby diverting time, energy and resources from other priorities that existed prior to the spread of COVID-19. If these conditions exacerbate, or last for an extended period of time, our ability to manage our business may be negatively impacted and preexisting operational and other business risks that we (and our industry) face may be heightened, including, but not limited to, cybersecurity risks. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and incidents were to occur as a result of working remotely, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.

In addition, the COVID-19 pandemic has increased volatility and caused negative pressure in the capital and credit markets. As a result, we may experience difficulty accessing the capital or financing needed to fund our exploration and production operations, which have substantial capital requirements. Our 2020 capital budget is expected to be substantially funded through internally generated cash flows, current cash balances, and borrowings under our revolving credit facility. If our cash flows from operations or the borrowing capacity under our revolving credit facility is insufficient to fund our capital expenditures and we are unable to obtain the capital necessary for our planned capital budget or our operations, we could be required to curtail our operations and the development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, results of operations and financial position.  Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may have the effect of heightening many of the other risks set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

The inability of our customers or other counterparties to meet their obligations to us may adversely affect our financial results.

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through joint interest receivables ($9.3 million as of June 30, 2020) and the sale of our natural gas, NGLs and oil production ($47.7 million in receivables as of June 30, 2020). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leased properties on which we wish to drill. We can do very little to choose who participates in our wells. For the three months ended June 30, 2020, three customers, BP Energy Company, Castleton Commodities Merchant and Marathon Petroleum Company, LP, accounted for approximately 24%, 12% and 10% of our revenues, respectively. As a general policy, we do not always require our customers to post collateral, although customers’ financial condition and creditworthiness are evaluated regularly. The inability or failure of our customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Moreover, the COVID-19 pandemic has generally affected our customers, suppliers, vendors, and other business partners, but we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. If our customers or suppliers experience adverse business consequences due to the spread of COVID-19 or the economic effects therefrom or relating thereto, existing counterparties could seek to invoke “force majeure” clauses, or otherwise seek to excuse their performance, or default, under their respective contracts with us, which could adversely affect our performance under other contracts. The extent to which COVID-19 may impact the counterparties in which we engage in business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1, 2020 - April 30, 2020	—	$—	—	N/A
May 1, 2020 - May 31, 2020	—	$—	—	N/A
June 1, 2020 - June 30, 2020	10,762	$6.12	—	N/A
(a)	Represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock held by our employees.

Item 6.	Exhibits

Exhibit No.	Description

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

10.2†

Amendment No. 1 to Executive Employment Agreement, dated as of June 1, 2020, by and between Montage Resources Corporation and Matthew Rucker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2020).

10.3†	Form of Performance Unit Award Agreement for Officers and Employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

August 7, 2020	MONTAGE RESOURCES CORPORATION (Registrant)

/s/ John K. Reinhart
John K. Reinhart,
President and Chief Executive Officer

/s/ Michael L. Hodges
Michael L. Hodges,
Executive Vice President and Chief Financial Officer