Form 10-Q
period 2020-09-30
Montage Resources Corp
filed 2020-11-06
CIK 1600470

Cs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of the registrant’s common stock outstanding at November 2, 2020: 36,023,973 shares

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

Forward-looking statements may include statements about, among other things:

•	realized prices for natural gas, natural gas liquids (“NGLs”) and oil and the volatility of those prices;
•	write-downs of our natural gas and oil asset values due to declines in commodity prices;
•	our business strategy;
•	our reserves, including the impact of current commodity prices on our estimated year end reserves;
•	general economic conditions;
•	our financial strategy, liquidity and capital required for developing our properties and the timing related thereto;
•	the timing and amount of future production of natural gas, NGLs and oil;
•	our hedging strategy and results;
•	future drilling plans;
•	competition and government regulations, including those related to hydraulic fracturing;
•	the anticipated benefits under our commercial agreements;
•	marketing of natural gas, NGLs and oil;
•	leasehold and business acquisitions and joint ventures;
•	leasehold terms expiring before production can be established and our costs to extend such terms;
•	the costs, terms and availability of gathering, processing, fractionation and other midstream services;
•	credit markets;
•	uncertainty regarding our future operating results, including initial production rates and liquid yields in our type curve areas;
•	our pending merger with Southwestern Energy Company (“Southwestern”) and the expected timing of the consummation of the merger; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,013	$12,056
Accounts receivable	63,483	77,402
Assets held for sale	1,544	1,047
Other current assets	8,984	35,509
Total current assets	78,024	126,014

PROPERTY AND EQUIPMENT
Oil and natural gas properties, successful efforts method:
Unproved properties	478,644	508,576
Proved oil and gas properties, net	1,216,836	1,251,105
Other property and equipment, net	10,311	11,226
Total property and equipment, net	1,705,791	1,770,907

OTHER NONCURRENT ASSETS
Other assets	5,353	7,616
Operating lease right-of-use assets	30,830	36,975
Assets held for sale	3,403	9,665
TOTAL ASSETS	$1,823,401	$1,951,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$120,785	$119,907
Accrued capital expenditures	11,933	43,500
Accrued liabilities	61,963	53,866
Accrued interest payable	9,921	21,308
Liabilities associated with assets held for sale	3,711	2,815
Operating lease liability	12,773	12,666
Total current liabilities	221,086	254,062

NONCURRENT LIABILITIES
Debt, net of unamortized discount and debt issuance costs	502,622	500,541
Revolving credit facility	170,000	130,000
Asset retirement obligations	30,336	29,877
Other liabilities	31,421	8,029
Operating lease liability	18,805	24,569
Liabilities associated with assets held for sale	7,150	7,013
Total liabilities	981,420	954,091
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, 50,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 1,000,000,000 authorized, 36,034,837 and 35,770,934 shares issued and outstanding, respectively	386	383
Additional paid in capital	2,355,890	2,352,309
Treasury stock, shares at cost; 2,600,672 and 2,508,485 shares, respectively	(10,511)	(10,049)
Accumulated deficit	(1,503,784)	(1,345,557)
Total stockholders’ equity	841,981	997,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,823,401	$1,951,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Natural gas, oil and natural gas liquids sales	$108,518	$153,021	$315,471	$428,278
Brokered natural gas and marketing revenue	6,831	10,228	23,859	31,747
Other revenue	56	46	183	307
Total revenues	115,405	163,295	339,513	460,332

OPERATING EXPENSES
Lease operating	11,494	11,986	33,436	29,651
Transportation, gathering and compression	51,961	57,027	157,472	150,065
Production and ad valorem taxes	3,677	1,660	10,146	8,519
Brokered natural gas and marketing expense	7,345	10,574	24,349	32,017
Depreciation, depletion, amortization and accretion	53,153	45,456	140,058	113,950
Exploration	11,767	16,621	34,112	48,602
General and administrative	12,144	14,580	33,594	57,074
Rig termination and standby	303	1,221	303	1,221
Gain on sale of assets	(62)	(733)	(1,419)	(731)
Other expense	87	2	121	40
Total operating expenses	151,869	158,394	432,172	440,408
OPERATING INCOME (LOSS)	(36,464)	4,901	(92,659)	19,924
OTHER INCOME (EXPENSE)
Gain (loss) on derivative instruments	(40,535)	15,812	(11,329)	40,620
Interest expense, net	(14,402)	(15,192)	(44,166)	(44,140)
Other income	2	—	19	8
Total other income (expense), net	(54,935)	620	(55,476)	(3,512)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(91,399)	5,521	(148,135)	16,412
Income tax benefit (expense)	—	—	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(91,399)	5,521	(148,135)	16,412
Income (loss) from discontinued operations, net of income tax	(801)	(1,237)	(10,092)	1,286
NET INCOME (LOSS)	$(92,200)	$4,284	$(158,227)	$17,698

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Basic:
Weighted average common stock outstanding	36,035	35,684	35,889	32,343
Income (loss) from continuing operations	$(2.54)	$0.15	$(4.13)	$0.51
Income (loss) from discontinued operations	(0.02)	(0.03)	(0.28)	0.04
Net income (loss)	$(2.56)	$0.12	$(4.41)	$0.55

Diluted:
Weighted average common stock outstanding	36,035	35,697	35,889	32,471
Income (loss) from continuing operations	$(2.54)	$0.15	$(4.13)	$0.51
Income (loss) from discontinued operations	(0.02)	(0.03)	(0.28)	0.04
Net income (loss)	$(2.56)	$0.12	$(4.41)	$0.55

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2018	20,169,063	$3,043	$2,065,119	$(3,357)	$(1,377,319)	$687,486
Stock-based compensation	—	—	6,001	—	—	6,001
Equity issuance costs	—	—	(30)	—	—	(30)
Shares of common stock issued in merger, net of equity issuance costs	15,013,520	150	275,609	—	—	275,759
Reverse split 1:15	—	(2,833)	2,833	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	499,897	22	(5)	(5,411)	—	(5,394)
Net loss	—	—	—	—	(14,098)	(14,098)
Balances, March 31, 2019	35,682,480	$382	$2,349,527	$(8,768)	$(1,391,417)	$949,724
Stock-based compensation	—	—	552	—	—	552
Equity issuance costs	—	—	(925)	—	—	(925)
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	4,727	—	—	(26)	—	(26)
Net income	—	—	—	—	27,512	27,512
Balances, June 30, 2019	35,687,207	$382	$2,349,154	$(8,794)	$(1,363,905)	$976,837
Stock-based compensation	—	—	1,061	—	—	1,061
Issuance of restricted stock	50,568	—	—	—	—	—
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	18,313	—	(143)	(25)	—	(168)
Net income	—	—	—	—	4,284	4,284
Balances, September 30, 2019	35,756,088	$382	$2,350,072	$(8,819)	$(1,359,621)	$982,014

	Number of Shares	Common Stock ($0.01 Par)	Additional Paid-in- Capital	Treasury Stock	Accumulated Deficit	Total
Balances, December 31, 2019	35,770,934	$383	$2,352,309	$(10,049)	$(1,345,557)	$997,086
Stock-based compensation	—	—	860	—	—	860
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	33,610	—	—	(95)	—	(95)
Net income	—	—	—	—	2,827	2,827
Balances, March 31, 2020	35,804,544	$383	$2,353,169	$(10,144)	$(1,342,730)	$1,000,678
Stock-based compensation	—	—	1,764	—	—	1,764
Issuance of common stock upon vesting of equity- based compensation awards, net of shares withheld for income tax withholdings	230,293	3	(4)	(367)	—	(368)
Net loss	—	—	—	—	(68,854)	(68,854)
Balances, June 30, 2020	36,034,837	$386	$2,354,929	$(10,511)	$(1,411,584)	$933,220
Stock-based compensation	—	—	961	—	—	961
Net loss	—	—	—	—	(92,200)	(92,200)
Balances, September 30, 2020	36,034,837	$386	$2,355,890	$(10,511)	$(1,503,784)	$841,981

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONTAGE RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(158,227)	$17,698
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, amortization and accretion	140,579	114,331
Exploration expense	30,311	36,193
Stock-based compensation	3,585	7,614
Impairment of oil and gas properties	6,849	—
Net cash for plugging wells	(222)	(444)
(Gain) loss on derivative instruments	11,329	(40,620)
Net cash receipts on settled derivatives	61,877	11,072
Gain on sale of assets	(1,478)	(734)
Amortization of deferred financing costs	2,041	2,160
Amortization of debt discount	1,000	998
Changes in operating assets and liabilities:
Accounts receivable	15,437	68,056
Other assets	(126)	619
Accounts payable and accrued liabilities	(40,124)	(40,634)
Net cash provided by operating activities	72,831	176,309
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(122,019)	(268,768)
Capital expenditures for other property and equipment	(271)	(576)
Proceeds from sale of assets	1,393	1,810
Cash acquired in merger	—	12,894
Change in deposits and other long-term assets	—	(53)
Net cash used in investing activities	(120,897)	(254,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other notes payable	1,141	—
Debt issuance costs	(80)	(4,242)
Repayments of long-term debt	(575)	(260)
Proceeds from revolving credit facility	40,000	95,000
Equity issuance costs	—	(31)
Employee tax withholding for settlement of equity compensation awards	(463)	(6,511)
Net cash provided by financing activities	40,023	83,956
Net increase (decrease) in cash and cash equivalents	(8,043)	5,572
Cash and cash equivalents at beginning of period	12,056	5,959
Cash and cash equivalents at end of period	$4,013	$11,531
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$52,590	$51,280
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Asset retirement obligations incurred, including changes in estimate	$196	$1,006
Additions to oil and natural gas properties - changes in accounts payable, accrued liabilities, and accrued capital expenditures	$(18,541)	$16,583
BRMR Merger consideration	$—	$275,759

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

Proposed Merger with Southwestern Energy Company

On August 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Southwestern Merger Agreement”) with Southwestern, pursuant to which the Company will merge with and into Southwestern, with Southwestern continuing as the surviving corporation (the “merger”).  On the terms and subject to the conditions set forth in the Southwestern Merger Agreement, upon consummation of the merger, each issued and outstanding share of the Company’s common stock will be converted into the right to receive 1.8656 shares of Southwestern common stock.

The merger is subject to various closing conditions, including, but not limited to, (i) the adoption of the Southwestern Merger Agreement by the holders of a majority of the Company’s outstanding common stock entitled to vote, (ii) the absence of any law, order or injunction prohibiting the merger, (iii) the expiration or earlier termination of the waiting period under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, as amended (which termination was received on September 9, 2020), (iv) the SEC having declared effective Southwestern’s registration statement on Form S-4 filed in connection with the merger (which the SEC declared on October 6, 2020), (v) the shares of Southwestern common stock issuable in connection with the merger having been authorized for listing on the New York Stock Exchange, upon official notice of issuance, (vi) the accuracy of each party’s representations and warranties, and (vii) each party’s compliance with its covenants and agreements contained in the Southwestern Merger Agreement.

The Southwestern Merger Agreement provides for certain termination rights for both the Company and Southwestern, including the right of either party to terminate the Southwestern Merger Agreement if the merger is not consummated by February 12, 2021 (provided certain conditions are met).  Upon termination of the Southwestern Merger Agreement under specified circumstances, the Company would be required to pay Southwestern a termination fee of $9.7 million.

In connection with the merger, Southwestern filed with the SEC, on October 2, 2020, an amendment to the registration statement on Form S-4 that was originally filed on September 16, 2020, which includes a proxy statement of the Company. The proxy statement also constitutes a prospectus of Southwestern with respect to the shares of Southwestern common stock to be issued to the Company’s stockholders pursuant to the Southwestern Merger Agreement. The registration statement was declared effective by the SEC on October 6, 2020, and the Company commenced mailing the definitive proxy statement/prospectus to the Company’s stockholders on or about October 8, 2020. The Company will hold a special meeting of its stockholders on November 12, 2020 in connection with the merger. Subject to the satisfaction or waiver of the closing conditions, the merger is expected to close in the fourth quarter of 2020.

Additional information on the proposed merger is included in the Form S-4/A filed by Southwestern with the SEC on October 2, 2020, the definitive proxy statement/prospectus filed by the Company with the SEC on October 6, 2020, and this Quarterly Report, including Part II, Item 1A.

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

(b) Accounts Receivable

Accounts receivable are carried at estimated net realizable value. Trade credit is generally extended on a short-term basis, and therefore, accounts receivable do not bear interest, although a finance charge may be applied to such receivables that are past due. A valuation allowance is provided for those accounts for which collection is estimated as doubtful and uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the counterparty. The Company had no significant accounts receivables determined to be uncollectible as of September 30, 2020 or December 31, 2019.

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

A summary of property and equipment including oil and natural gas properties is as follows (in thousands):

	September 30, 2020	December 31, 2019
Oil and natural gas properties:
Unproved	$478,644	$508,576
Proved	2,885,622	2,783,232
Gross oil and natural gas properties	3,364,266	3,291,808
Less accumulated depreciation, depletion and amortization	(1,668,786)	(1,532,127)
Oil and natural gas properties, net	1,695,480	1,759,681
Other property and equipment	19,596	20,000
Less accumulated depreciation	(9,285)	(8,774)
Other property and equipment, net	10,311	11,226
Property and equipment, net	$1,705,791	$1,770,907

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

Disaggregation of Revenue

The following table illustrates the revenue disaggregated by type for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues (in thousands)
Natural gas sales	$72,926	$87,841	$217,604	$264,030
NGL sales	18,439	20,200	44,949	60,841
Oil sales	17,153	44,980	52,918	103,407
Brokered natural gas and marketing revenue	6,831	10,228	23,859	31,747
Other revenue	56	46	183	307
Total revenues	$115,405	$163,295	$339,513	$460,332

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

Contract Balances

Under the Company’s sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.  Accounts receivable attributable to the Company’s revenue contracts with customers was $53.5 million and $63.7 million as of September 30, 2020 and December 31, 2019, respectively.

(e) Concentration of Credit Risk

The Company’s principal exposures to credit risk are through the sale of its oil and natural gas production and related products and services, joint interest owner receivables and receivables resulting from derivative contracts. The inability or failure of the Company’s significant customers or counterparties to meet their obligations or their insolvency or liquidation may adversely affect the Company’s financial results. The following table summarizes the Company’s concentration of receivables, net of allowances (if any), by product or service as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Receivables by product or service:
Sale of oil and natural gas and related products and services	$53,466	$63,730
Joint interest owners	6,983	12,156
Derivatives	1,728	210
Other	1,306	1,306
Total	$63,483	$77,402

Oil and natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the States of Ohio, Pennsylvania and West Virginia. As a general policy, collateral is not required for receivables, but customers’ financial condition and creditworthiness are evaluated regularly.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to the credit risk of the counterparties to these derivative instruments. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, the Company’s policy is to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market-makers. Additionally, the Company uses master netting agreements to minimize credit risk exposure. The creditworthiness of the Company’s counterparties is subject to periodic review. Such counterparties are not required to provide credit support to the Company. The fair value of the Company’s unsettled derivative contracts was a net liability position of ($47.7) million and a net asset position of $27.1 million as of September 30, 2020 and December 31, 2019, respectively. Other than as provided by its revolving credit facility, the Company is not required to provide credit support or collateral to any of its counterparties under the Company’s derivative contracts. As of September 30, 2020 and December 31, 2019, the Company did not have past-due receivables from or payables to any of such counterparties.

(f) Depreciation, Depletion, Amortization and Accretion

Oil and Natural Gas Properties

Depreciation, depletion, amortization and accretion (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method on a field level basis using total estimated proved reserves. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate DD&A for drilling, completion and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves. DD&A expense relating to proved oil and natural gas properties, including accretion expense, totaled approximately $52.8 million and $44.9 million for the three months ended September 30, 2020 and 2019, respectively, and $138.9 million and $112.4 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Property and Equipment

Depreciation with respect to other property and equipment is calculated using straight-line methods based on expected lives of the individual assets or groups of assets ranging from five to 40 years. Depreciation totaled approximately $0.4 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in depreciation, depletion, amortization and accretion expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The review for impairment of the Company’s oil and gas properties is performed by determining whether the historical cost of proved and unproved properties less the applicable accumulated DD&A and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s plans to continue to produce and develop proved reserves and a risk-adjusted portion of probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market-related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.  There were no impairments of proved properties held and used for the three months ended September 30, 2020 and 2019 or for the nine months ended September 30, 2020 and 2019.  The Company recorded impairment of proved properties held for sale during the nine months ended September 30, 2020.  See Note 5— Assets Held for Sale and Discontinued Operations.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the properties. An impairment charge is recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases. The Company recorded impairment charges of unproved oil and gas properties related to lease expirations of approximately $11.0 million and $14.1 million for the three months ended September 30, 2020 and 2019, respectively, and $30.3 million and $36.2 million for the nine months ended September 30, 2020 and 2019, respectively. These costs are included in exploration expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Approximately $2.9 million and $2.0 million, representing the current portion of ARO liability, are included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.  The following table sets forth the changes in the Company’s ARO liability for the nine months ended September 30, 2020 (in thousands):

Nine Months Ended September 30, 2020
Asset retirement obligations, beginning of period	$31,841
Accretion	2,245
Additional liabilities incurred	15
Obligation for wells drilled	181
Liabilities settled via plugging	(178)
Liabilities sold/disposed	(901)
Less: current ARO portion	(2,867)
Asset retirement obligations, end of period	$30,336

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

During the three and nine months ended September 30, 2020, the Company amortized $0.9 million and $3.0 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method which includes $0.2 million of unamortized deferred financing costs that the Company wrote off during the second quarter of 2020 in connection with the borrowing base redetermination of the Company’s revolving credit facility (See Note 8— Debt).  During the three and nine months ended September 30, 2019, the Company amortized $0.9 million and $3.2 million, respectively, of deferred financing costs and debt discount to interest expense using the effective interest method.

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

Note 4—Acquisitions

Merger with Blue Ridge Mountain Resources

On February 28, 2019, the Company completed its business combination transaction with Blue Ridge Mountain Resources, Inc. (“BRMR”) pursuant to that certain Agreement and Plan of Merger, dated as of August 25, 2018 and amended as of January 7, 2019 (the “BRMR Merger Agreement”), by and among the Company, Everest Merger Sub Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of the Company, and BRMR. Pursuant to the BRMR Merger Agreement, Merger Sub merged with and into BRMR with BRMR continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “BRMR Merger”).

As a result of the BRMR Merger, each share of common stock, par value $0.01 per share, of BRMR issued and outstanding immediately prior to the effective time of the BRMR Merger, excluding certain Excluded Shares (as such term is defined in the BRMR Merger Agreement), was converted into the right to receive from the Company 0.29506 of a validly issued, fully-paid, and nonassessable share of common stock, par value $0.01 per share, of the Company. The exchange ratio reflects an adjustment to account for the 15-to-1 reverse stock split (See Note 11— Net Income (Loss) Per Share). Former stockholders of BRMR received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the BRMR Merger. In addition, upon completion of the BRMR Merger, all shares of BRMR restricted stock and all BRMR restricted stock units and performance interest awards were converted into the right to receive shares of common stock of the Company or cash, in each case as specified in the BRMR Merger Agreement.

In connection with the BRMR Merger, the Company incurred $3.3 million of costs for the three months ended September 30, 2019, and $0.2 million and $21.8 million for the nine months ended September 30, 2020 and 2019, respectively, which are included in general and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company did not incur any costs during the three months ended September 30, 2020 in connection with the BRMR Merger.  Approximately $100.5 million of revenues and approximately $16.0 million of net income from continuing operations attributed to the BRMR Merger are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to September 30, 2019.  Approximately $5.4 million of revenues and approximately $1.3 million of net income from discontinued operations attributed to the BRMR Merger are included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to September 30, 2019.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data) (unaudited)	2019	2019
Pro forma total revenues	$163,295	$502,989
Pro forma net income	$4,543	$24,834
Pro forma net income per share (basic)	$0.13	$0.70
Pro forma net income per share (diluted)	$0.13	$0.69

Note 5—Assets Held for Sale and Discontinued Operations

Assets Held for Sale

As a result of the BRMR Merger, the Company acquired certain assets that met the criteria for assets held for sale at the acquisition date, comprised of the net assets of Magnum Hunter Production, Inc. (“MHP”), a wholly-owned subsidiary of BRMR.  These assets are located primarily in Kentucky and Tennessee.

The following summarizes assets and liabilities held for sale as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Accounts receivable	$758	$343
Other current assets	786	704
Total current assets held for sale	$1,544	$1,047

Proved oil and gas properties, net	$3,351	$9,528
Other noncurrent assets	52	137
Total noncurrent assets held for sale	$3,403	$9,665

Accounts payable	$2,104	$2,067
Accrued liabilities	1,576	570
Other current liabilities	31	178
Total current liabilities associated with assets held for sale	$3,711	$2,815

Asset retirement obligations	$7,146	$6,488
Other liabilities	4	525
Total noncurrent liabilities associated with assets held for sale	$7,150	$7,013

Discontinued Operations

The Company determined that the planned divestiture of MHP met the assets held for sale criteria and the criteria for classification as discontinued operations as of the three and nine months ended September 30, 2020 and 2019.  The Company included the results of operations for MHP for the three and nine months ended September 30, 2020 and 2019 in discontinued operations as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$698	$1,874	$2,948	$5,402
Impairment of proved oil and natural gas properties	—	—	(6,849)	—
Depreciation, depletion, amortization and accretion	(182)	(168)	(523)	(380)
Other operating expenses	(1,317)	(2,943)	(5,668)	(3,738)
Other income	—	—	—	2
Income (loss) from discontinued operations, net of tax	$(801)	$(1,237)	$(10,092)	$1,286

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

During the first quarter of 2020, the Company determined that due to the depressed commodity price environment, the carrying value of MHP’s proved oil and gas properties was no longer fully recoverable.  The Company recorded an impairment of $6.8 million of its proved oil and gas properties in order to present the net assets and liabilities of MHP at the lower of carrying value and fair market value less costs to sell as of September 30, 2020.

Total operating and investing cash flows of discontinued operations for the nine months ended September 30, 2020 and 2019 were as follows:

(in thousands)	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$693	$1,189
Net cash provided by (used in) investing activities	$(82)	$14

Note 6—Derivative Instruments

All of the Company’s derivative instruments are used for risk management purposes and none is held for trading or speculative purposes.  By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, the Company is exposed to the credit risk of its counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe the Company, which creates credit risk. To minimize the credit risk in derivative instruments, it is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of counterparties is subject to periodic review. As of September 30, 2020, the Company’s derivative instruments were with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, Citizens Bank N.A., East West Bank, J Aron, KeyBank N.A., Morgan Stanley, Royal Bank of Canada, and Wells Fargo. The Company has not experienced any issues of non-performance by derivative counterparties.

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

Below is a summary of the Company’s derivative instrument positions, as of September 30, 2020, for future production periods:

Natural Gas Derivatives:

Description	Volume (MMBtu/d)	Production Period	Weighted Average Price ($/MMBtu)
Natural Gas Swaps:
	130,000	October 2020 – December 2020	$2.42
	145,000	October 2020 – March 2021	$2.58
	50,000	January 2021 – March 2022	$2.51
	25,000	April 2021 – March 2022	$2.47
Natural Gas Collars:
Floor purchase price (put)	25,000	January 2021 – December 2021	$2.15
Ceiling sold price (call)	25,000	January 2021 – December 2021	$3.03
Floor purchase price (put)	30,000	April 2021 – March 2022	$2.40
Ceiling sold price (call)	30,000	April 2021 – March 2022	$3.05
Floor purchase price (put)	15,000	August 2021 – December 2021	$2.55
Ceiling sold price (call)	15,000	August 2021 – December 2021	$3.13
Floor purchase price (put)	15,000	September 2021 – November 2021	$2.52
Ceiling sold price (call)	15,000	September 2021 – November 2021	$3.12
Floor purchase price (put)	5,000	August 2021	$2.50
Ceiling sold price (call)	5,000	August 2021	$3.05
Floor purchase price (put)	10,000	September 2021	$2.50
Ceiling sold price (call)	10,000	September 2021	$3.03
Natural Gas Three-way Collars:
Floor purchase price (put)	80,000	October 2020 – December 2020	$2.60
Floor sold price (put)	80,000	October 2020 – December 2020	$1.90
Ceiling sold price (call)	80,000	October 2020 – December 2020	$2.94
Floor purchase price (put)	45,000	January 2021 – December 2021	$2.55
Floor sold price (put)	45,000	January 2021 – December 2021	$2.25
Ceiling sold price (call)	45,000	January 2021 – December 2021	$2.81
Floor purchase price (put)	20,000	April 2021 – March 2022	$2.62
Floor sold price (put)	20,000	April 2021 – March 2022	$2.20
Ceiling sold price (call)	20,000	April 2021 – March 2022	$3.10
Natural Gas Call/Put Options:
Floor sold price (put)	50,000	October 2020 – December 2020	$2.30
Swaption sold price (call)	50,000	January 2021 – December 2021	$2.75
Swaption sold price (call)	50,000	January 2022 – December 2022	$3.00
Ceiling sold price (call)	50,000	January 2022 – December 2022	$3.00
Floor sold price (put)	50,000	January 2021 – March 2022	$2.00
Ceiling sold price (call)	80,000	January 2023 – December 2023	$3.00
Basis Swaps:
Appalachia - Dominion	42,500	October 2020	$(0.51)
Appalachia - Dominion	20,000	October 2020 – December 2020	$(0.59)

Oil Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Oil Swaps:
	2,500	October 2020 – December 2020	$57.41
	250	October 2020 – March 2021	$53.20
	250	January 2021 – March 2021	$53.00
	100	January 2021	$43.60
Oil Collars:
Floor purchase price (put)	1,000	October 2020 – December 2020	$51.00
Ceiling sold price (call)	1,000	October 2020 – December 2020	$62.00
Floor purchase price (put)	500	January 2021 – December 2021	$37.50
Ceiling sold price (call)	500	January 2021 – December 2021	$45.50
Floor purchase price (put)	300	April 2021	$40.00
Ceiling sold price (call)	300	April 2021	$47.25
Floor purchase price (put)	200	May 2021	$40.00
Ceiling sold price (call)	200	May 2021	$47.55
Floor purchase price (put)	100	June 2021	$40.00
Ceiling sold price (call)	100	June 2021	$47.75
Oil Three-way Collars:
Floor purchase price (put)	500	January 2021 – December 2021	$31.25
Floor sold price (put)	500	January 2021 – December 2021	$22.50
Ceiling sold price (call)	500	January 2021 – December 2021	$45.00
Oil Call/Put Options:
Floor sold price (put)	500	October 2020 – December 2020	$45.00
Swaption sold price (call)	500	January 2021 – December 2021	$42.50

NGL Derivatives:

Description	Volume (Bbls/d)	Production Period	Weighted Average Price ($/Bbl)
Propane Swaps:
	2,000	October 2020 – December 2020	$20.94
	1,000	January 2021 – December 2021	$18.87

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

As of September 30, 2020	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$7,423	$(4,213)	3,210	Other current assets
Total assets	$7,423	$(4,213)	$3,210

Liabilities
Commodity derivatives - current	$(27,338)	$4,213	$(23,125)	Accrued liabilities
Interest-rate swap - current	(103)	—	(103)	Accrued liabilities
Commodity derivatives - noncurrent	(27,269)	—	(27,269)	Other liabilities
Interest-rate swap - noncurrent	(404)	—	(404)	Other liabilities
Total liabilities	$(55,114)	$4,213	$(50,901)

As of December 31, 2019	Gross Amount	Netting Adjustments(a)	Net Amount Presented in Balance Sheets	Balance Sheet Location
Assets
Commodity derivatives - current	$33,762	$(3,719)	$30,043	Other current assets
Commodity derivatives - noncurrent	833	(45)	788	Other assets
Total assets	$34,595	$(3,764)	$30,831

Liabilities
Commodity derivatives - current	$(5,081)	$3,719	$(1,362)	Accrued liabilities
Commodity derivatives - noncurrent	(2,397)	45	(2,352)	Other liabilities
Total liabilities	$(7,478)	$3,764	$(3,714)

(a)	The Company has agreements in place that allow for the financial right to offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

The following table presents the Company’s reported gains and losses on derivative instruments and where such values are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented (in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments under ASC 815	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Commodity derivatives	Gain (loss) on derivative instruments	$(40,603)	$15,812	$(10,861)	$40,620
Interest-rate swap	Gain (loss) on derivative instruments	68	—	(468)	—
Total		$(40,535)	$15,812	$(11,329)	$40,620

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

	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2020: (in thousands)
Commodity derivative instruments	$—	$(47,184)	$—	$(47,184)
Interest-rate swap	—	(507)	—	(507)
Total	$—	$(47,691)	$—	$(47,691)
As of December 31, 2019: (in thousands)
Commodity derivative instruments	$—	$27,117	$—	$27,117
Total	$—	$27,117	$—	$27,117

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

The indenture governing the senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness, (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated indebtedness, (iii) transfer or sell assets, (iv) make investments, (v) create certain liens, (vi) enter into agreements that restrict dividends or other payments to the Company from its restricted subsidiaries, (vii) consolidate, merge or transfer all or substantially all of the assets of the Company and its restricted subsidiaries, taken as a whole, (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, if the senior unsecured notes achieve an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services, and no default under the indenture has then occurred and is continuing, many of such covenants will be suspended. The indenture also contains events of default, which include, among others and subject in certain cases to grace and cure periods, nonpayment of principal or interest, failure by the Company to comply with its other obligations under the indenture, payment defaults and accelerations with respect to certain other indebtedness of the Company and its restricted subsidiaries, failure of any guarantee on the senior unsecured notes to be enforceable, and certain events of bankruptcy or insolvency. The Company was in compliance with all applicable covenants in the indenture as of September 30, 2020.

On October 6, 2020, the Company notified the trustee under the indenture that the Company had elected to redeem, subject to certain conditions (the “Redemption”), all of its outstanding senior unsecured notes. On October 9, 2020, the Company issued a conditional notice of full redemption to redeem all of its outstanding senior unsecured notes. The anticipated redemption date is November 13, 2020 (the “Redemption Date”). The redemption price for the senior unsecured notes will be 102.219% (the “Redemption Price”) of the aggregate principal amount being redeemed, plus accrued but unpaid interest on the senior unsecured notes redeemed to, but not including, the Redemption Date. Upon the Redemption by the Company of the senior unsecured notes, none of the senior unsecured notes will remain outstanding.

Redemption of the senior unsecured notes is conditional on the consummation of the transactions set forth in the Southwestern Merger Agreement, pursuant to which, on the terms and subject to the conditions set forth therein, among other things, (i) the Company will merge with and into Southwestern, with Southwestern continuing as the surviving company, and (ii) Southwestern will deposit cash proceeds with the trustee under the indenture in an amount at least sufficient to pay and discharge the Redemption Price, all accrued and unpaid interest on the senior unsecured notes redeemed to, but not including, the Redemption Date and all other amounts owing under the indenture. The Company may delay the Redemption Date until such time as the foregoing conditions are satisfied, or such redemption may not occur and the conditional notice of redemption may be rescinded in the event that the foregoing conditions are not satisfied by the Redemption Date, or by such later date to which the Redemption Date has been delayed.

Based on Level 2 market data inputs, the fair value of the senior unsecured notes as of September 30, 2020 was $519.0 million.

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

On September 28, 2020, the Company entered into a letter agreement with its lenders to, among other things, (i) postpone the scheduled redetermination of the borrowing base under the Credit Agreement from October 1, 2020 until on or about November 15, 2020, (ii) obtain the lenders’ consent to the Company’s sending of a notice of redemption to the holders of the Company’s senior unsecured notes in accordance with the terms of the Southwestern Merger Agreement, and (iii) obtain the lenders’ consent to the redemption of the senior unsecured notes in full; provided, that such redemption occurs concurrently with the date that the secured obligations under the Credit Agreement are paid in full in cash and the transactions contemplated by the Southwestern Merger Agreement are consummated.

As of September 30, 2020, the borrowing base was $475 million and the Company had $170.0 million in outstanding borrowings under the revolving credit facility. After giving effect to outstanding letters of credit issued by the Company totaling $29.2 million and the outstanding borrowings of $170.0 million, the Company had available borrowing capacity under the revolving credit facility of $275.8 million as of September 30, 2020.

The Company was in compliance with all applicable covenants under the revolving credit facility as of September 30, 2020.

Other Notes Payable

From time to time, the Company enters into other notes payable for the purchase of vehicles and equipment or to finance its insurance premiums.  The Company had outstanding notes payable of $0.8 million and $0.3 million included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

Note 9—Benefit Plans

Defined Contribution Plan

The Company currently maintains a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code, as amended (the “Code”), under which employees are allowed to contribute portions of their compensation to a tax-qualified retirement account. Under the 401(k) plan, the Company provides matching contributions equal to 100% of the first 6% of employees’ eligible compensation contributed to the plan. The Company recorded compensation expense related to matching contributions, classified under general and administrative, of $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 10—Stock-Based Compensation

The Company is authorized to grant up to 2,650,000 shares of common stock under its 2019 Long-Term Incentive Plan (the “2019 Plan”).  The 2019 Plan allows stock-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent rights, bonus stock or other stock-based awards and performance awards. The terms and conditions of the awards granted are established by the Compensation Committee of the Company’s Board of Directors. A total of 303,911 shares were available for future grants under the Plan as of September 30, 2020.

Stock-based compensation expense was as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units	$357	$445	$1,424	$3,773
Performance units	535	374	1,226	3,364
Restricted and unrestricted stock	69	242	935	477
Total expense	$961	$1,061	$3,585	$7,614

Restricted Stock Units

Restricted stock unit awards vest subject to the satisfaction of service requirements. The Company recognizes expense related to restricted stock unit awards on a straight-line basis over the requisite service period, which is three years. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. As of September 30, 2020, there was $3.1 million of total unrecognized compensation cost related to outstanding restricted stock units. The weighted average period for the units to vest is approximately one year. A summary of employee restricted stock unit awards activity during the nine months ended September 30, 2020 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2019	437,559	$7.83	$3,474
Granted	351,467	5.86
Vested	(214,804)	9.14
Forfeited	(3,023)	6.02
Total awarded and unvested, September 30, 2020	571,199	$6.14	$2,508

Performance Units

Performance unit awards issued prior to May 2020 vest subject to the satisfaction of a three-year service requirement and a performance objective which generally is based on the Company’s performance compared to an industry peer group. In May 2020, the Company issued performance unit awards which are scheduled to vest on December 31, 2022 and are subject to a performance objective based on the performance of the Company’s stock over the performance period.  All performance unit awards are measured at the grant date fair value using a Monte Carlo valuation method.

As of September 30, 2020, there was $4.1 million of total unrecognized compensation cost related to outstanding performance units. The weighted average period for the units to vest is approximately two years. A summary of performance stock unit awards activity during the nine months ended September 30, 2020 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested, December 31, 2019	320,120	$11.26	$2,522
Granted	618,483	6.21
Vested	(51,858)	20.89
Forfeited	(55,547)	16.69
Total awarded and unvested, September 30, 2020	831,198	$6.54	$932

The determination of the fair value of the performance unit awards noted above uses significant Level 3 assumptions in the fair value hierarchy including an estimate of the timing of forfeitures, the risk-free interest rate and a volatility estimate tied to the Company’s stock price.  The following table presents the assumptions used to determine the fair value for performance stock units granted during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
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

As of September 30, 2020, there was $0.2 million of total unrecognized compensation cost related to restricted and unrestricted stock.

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

Reverse Stock Split

Effective immediately prior to the effective time of the BRMR Merger, on February 28, 2019 (See Note 4— Acquisitions), the Company effected a 15-to-1 reverse stock split of its common stock.  Holders of shares of the Company’s common stock immediately prior to the effective time received cash for any fractional shares of the Company’s common stock to which they might otherwise have been entitled as a result of the reverse stock split. The reverse stock split lowered the aggregate par value of the common stock reflected in the Consolidated Statements of Stockholders’ Equity to reflect the reduced shares with the offset to additional paid-in-capital.  The following is a calculation of the basic and diluted weighted-average number of shares of common stock and EPS for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(in thousands, except per share data)	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income (loss), shares, basic	$(92,200)	36,035	$(2.56)	$4,284	35,684	$0.12
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	—		—	13
Diluted:
Net income (loss), shares, diluted	$(92,200)	36,035	$(2.56)	$4,284	35,697	$0.12

	Nine Months Ended September 30,
(in thousands, except per share data)	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income (loss), shares, basic	$(158,227)	35,889	$(4.41)	$17,698	32,343	$0.55
Weighted-average number of shares of common stock-diluted:
Restricted stock and performance unit awards	—	—		—	128
Diluted:
Net income (loss), shares, diluted	$(158,227)	35,889	$(4.41)	$17,698	32,471	$0.55

Note 12—Commitments and Contingencies

(a) Legal Matters

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. Management does not believe that a material loss is probable as a result of any legal proceedings to which the Company is a party.

Following the announcement of the Southwestern Merger Agreement, six complaints have been filed by purported Company stockholders challenging the merger; of those six complaints, three were filed in the United States District Court for the Southern District of New York, one in the United States District Court for the Eastern District of New York, one in the United States District Court for the District of Delaware and one in the Supreme Court of the State of New York, County of New York. The complaints are captioned as follows: Dinardo v. Montage Resources Corporation, et al., No. 1:20-cv-08416 (S.D.N.Y.); Raul v. Montage Resources Corporation, et al., No. 1:20-cv-08619 (S.D.N.Y.); Waldrop v. Montage Resources Corporation, et al., No. 1:20-cv-04995 (E.D.N.Y.); Wolf v. Montage Resources Corporation, et al., No. 1:20-cv-01324-UNA (D. Del.); Gordon v. Montage Resources

Corporation, et al. (Supreme Court of the State of New York, County of New York); and Widrick v. Montage Resources Corporation, et al. No. 1:20-cv-09101 (S.D.N.Y.).

The complaints name as defendants the Company and the Company’s directors, and two of the six complaints also name Southwestern as defendant. The complaints generally assert claims under Sections 14(a) and 20(a) of the Exchange Act, alleging, among other things, that the registration statement on Form S-4, originally filed on September 16, 2020, omits material information with respect to the merger and/or assert claims for breach of fiduciary duty under Delaware law against the Company and its directors. The complaints generally seek to enjoin the merger and seek rescission and rescissory damages, including attorneys’ fees, among other relief. The Company and Southwestern believe the claims are meritless.

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

(c) Other Commitments

In March 2020, the Company completed the renegotiation of certain existing gas gathering contracts with a midstream service provider into a single new consolidated gas gathering agreement.  Revised commitments under the new consolidated gas gathering agreement (in thousands) are included in the table below:

	Firm transportation(i)	Gas processing, gathering, and compression services(ii)	Total
Year Ending December 31:
Remainder of 2020	$25,025	$11,132	$36,157
2021	99,828	44,801	144,629
2022	99,828	49,404	149,232
2023	99,828	52,342	152,170
2024	100,101	52,972	153,073
Thereafter	722,369	303,890	1,026,259
Total	$1,146,979	$514,541	$1,661,520

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

As of September 30, 2020, we had assembled an acreage position approximating 233,000 net surface acres in Eastern Ohio, 33,300 net surface acres in Pennsylvania, and 54,300 net surface acres in West Virginia, which excludes any acreage currently pending title.

Approximately 178,600 of our net acres are located in the Utica Shale fairway, which we refer to as the Utica Core Area, and approximately 58,800 net acres of stacked pay opportunity are also prospective for the highly liquids rich area of the Marcellus Shale in Eastern Ohio and West Virginia within what we refer to as our Marcellus Area. We are the operator of approximately 98% of our net acreage within the Utica Core Area and our Marcellus Area. We intend to focus on developing our substantial inventory of horizontal drilling locations during commodity price environments that will allow us to generate attractive returns and will continue to opportunistically add to this acreage position where we can acquire acreage at attractive prices.

As of September 30, 2020, we were not operating any rigs. We had average daily production for the three months ended September 30, 2020 of approximately 602.6 MMcfe comprised of approximately 82% natural gas, 12% NGLs and 6% oil.

The net assets of our subsidiary, Magnum Hunter Production, Inc. (“MHP”), are classified as assets held for sale and liabilities associated with assets held for sale as of September 30, 2020 and 2019.  All operations of MHP are reflected as discontinued operations for all periods presented.

Proposed Merger with Southwestern Energy Company

On August 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Southwestern Merger Agreement”) with Southwestern Energy Company (“Southwestern”), pursuant to which the Company will merge with and into Southwestern, with Southwestern continuing as the surviving corporation (the “merger”).  On the terms and subject to the conditions set forth in the Southwestern Merger Agreement, upon consummation of the merger, each issued and outstanding share of the Company’s common stock will be converted into the right to receive 1.8656 shares of Southwestern common stock. Subject to the satisfaction or waiver of the closing conditions set forth in the Southwestern Merger Agreement, the merger is expected to close in the fourth quarter of 2020.

See Note 2—Basis of Presentation to our Condensed Consolidated Financial Statements for more information regarding the merger.

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

While we did not incur significant disruptions to operations during the three or nine months ended September 30, 2020 as a direct result of the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on us, including on our financial position, operating results, liquidity and ability to obtain financing, in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the pandemic, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors and other business partners), and the effect that the COVID-19 pandemic will have on the demand for natural gas, NGLs and oil. The health of our employees, customers, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions, are vital to our operations, and the effect of the pandemic on these persons and our staffing needs cannot be predicted. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact us.

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

As a result of the closing of the BRMR Merger on February 28, 2019, BRMR’s revenues and expenses are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from March 1, 2019 to September 30, 2019 (See Note 4— Acquisitions) and for all subsequent periods.

Overview of Results for the Three and Nine Months Ended September 30, 2020

During the three months ended September 30, 2020, we achieved the following financial and operating results:

•	our average daily net production for the three months ended September 30, 2020 was 602.6 MMcfe per day representing a decrease of 3% over the comparable period of the prior year;
•	commenced drilling 2 gross (1.7 net) operated wells and turned-to-sales 4 gross (2.4 net) operated wells;

•	recognized net loss of ($92.2) million for the three months ended September 30, 2020 compared to net income of $4.3 million for the three months ended September 30, 2019; and
•

realized Adjusted EBITDAX of $51.0 million for the three months ended September 30, 2020 compared to $83.6 million for three months ended September 30, 2019. Adjusted EBITDAX is a non-GAAP financial measure. See —Non-GAAP Financial Measure for more information.

During the nine months ended September 30, 2020, we achieved the following financial and operating results:

•	our average daily net production for the nine months ended September 30, 2020 was 588.4 MMcfe per day representing an increase of 13% over the comparable period of the prior year;
•	commenced drilling 11 gross (8.7 net) operated wells, commenced completions of 11 gross (8.5 net) operated wells and turned-to-sales 14 gross (11.3 net) operated wells;
•	recognized net loss of ($158.2) million for the nine months ended September 30, 2020 compared to net income of $17.7 million for the nine months ended September 30, 2019; and
•

realized Adjusted EBITDAX of $151.2 million for the nine months ended September 30, 2020 compared to $223.5 million for the nine months ended September 30, 2019.  Adjusted EBITDAX is a non-GAAP financial measure. See “—Non-GAAP Financial Measure” for more information.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists the high, low and average daily and monthly settled NYMEX Henry Hub prices for natural gas and the high, low and average daily NYMEX WTI prices for oil for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NYMEX Henry Hub High ($/MMBtu)	$2.57	$2.75	$2.57	$4.25
NYMEX Henry Hub Low ($/MMBtu)	1.33	2.02	1.33	2.02
Average Daily NYMEX Henry Hub ($/MMBtu)	2.00	2.38	1.87	2.62
Average Monthly Settled NYMEX Henry Hub ($/MMBtu)	1.98	2.23	1.88	2.67

NYMEX WTI High ($/Bbl)	$43.21	$63.10	$63.27	$66.24
NYMEX WTI Low ($/Bbl)	36.87	51.14	(36.98)	46.31
Average Daily NYMEX WTI ($/Bbl)	40.89	56.34	38.04	57.04

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

It is difficult to quantify the impact of changes in future commodity prices on our reported estimated net proved reserves with any degree of certainty because of the various components and assumptions used in the process.  However, to demonstrate the sensitivity of our estimates of natural gas, NGLs and oil reserves to changes in commodity prices, we provided an analysis in our Annual Report on Form 10-K for the year ended December 31, 2019.  Further, if we recalculated our reserves using the unweighted arithmetic average first-day-of-the-month price for each of the 12 months in the period ended September 30, 2020 and held all other factors constant, then our estimated net proved reserves at December 31, 2019 would have decreased by approximately 34.2% from our previously reported estimated net proved reserves at such time, including a 9.7% reduction of proved developed reserves and a 63.7% reduction of proved undeveloped reserves.  The foregoing estimate is based upon an average SEC benchmark price of $1.97 per MMBtu for natural gas and $43.63 per Bbl for oil and NGLs. This calculation only isolates the potential impact of commodity prices on our estimated proved reserves and does not account for other factors impacting our estimated proved reserves, such as anticipated drilling and completion costs and our production results since December 31, 2019. There are also numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this calculation is provided for illustrative purposes only and should not be construed as indicative of our final year-end reserve estimation process.

We consider future commodity prices when determining our development plan, but many other factors are also considered.  To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan. We plan to fund our development budget with a portion of the cash on hand as of September 30, 2020, cash flows from operations and borrowings under our revolving credit facility.

Results of Operations

The following discussion pertains to our results of operations, including analysis of our continuing operations regarding natural gas, NGLs and oil revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2020 and 2019.  The results of operations of MHP are reflected as discontinued operations for all periods presented.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
Revenues (in thousands)
Natural gas sales	$72,926	$87,841	$(14,915)
NGL sales	18,439	20,200	(1,761)
Oil sales	17,153	44,980	(27,827)
Brokered natural gas and marketing revenue	6,831	10,228	(3,397)
Other revenue	56	46	10
Total revenues	$115,405	$163,295	$(47,890)

Our production decreased by approximately 1.8 Bcfe for the three months ended September 30, 2020 over the same period in 2019 due to natural decline as we decreased drilling activity. Our production for the three months ended September 30, 2020 and 2019 is set forth in the following table:

	Three Months Ended September 30,
	2020	2019	Change
Production:
Natural gas (MMcf)	45,333.6	43,289.9	2,043.7
NGLs (Mbbls)	1,150.6	1,401.1	(250.5)
Oil (Mbbls)	533.3	916.2	(382.9)
Total (MMcfe)	55,437.0	57,193.7	(1,756.7)

Average daily production volume:
Natural gas (Mcf/d)	492,757	470,542	22,215
NGLs (Bbls/d)	12,507	15,229	(2,722)
Oil (Bbls/d)	5,797	9,959	(4,162)
Total (Mcfe/d)	602,576	621,670	(19,094)

Our average realized price (including cash settled commodity derivatives and firm transportation) received during the three months ended September 30, 2020 was $1.95 per Mcfe compared to $2.56 per Mcfe during the three months ended September 30, 2019. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled commodity derivatives and firm transportation) calculation also includes all cash settlements for commodity derivatives. Average realized price (excluding cash settled commodity derivatives and firm transportation) does not include commodity derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Average realized price (including firm transportation and excluding cash settled commodity derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended September 30, 2020 and 2019 are shown below:

	Three Months Ended September 30,
	2020	2019	Change
Average realized price (excluding cash settled commodity derivatives and firm transportation)
Natural gas ($/Mcf)	$1.61	$2.03	$(0.42)
NGLs ($/Bbl)	16.03	14.42	1.61
Oil ($/Bbl)	32.16	49.09	(16.93)
Total average prices ($/Mcfe)	1.96	2.68	(0.72)

Average realized price (including cash settled commodity derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$1.92	$2.28	$(0.36)
NGLs ($/Bbl)	16.00	14.92	1.08
Oil ($/Bbl)	40.76	49.53	(8.77)
Total average prices ($/Mcfe)	2.30	2.88	(0.58)

Average realized price (including firm transportation, excluding cash settled commodity derivatives)
Natural gas ($/Mcf)	$1.18	$1.60	$(0.42)
NGLs ($/Bbl)	16.03	14.42	1.61
Oil ($/Bbl)	32.16	49.09	(16.93)
Total average prices ($/Mcfe)	1.61	2.35	(0.74)

Average realized price (including cash settled commodity derivatives and firm transportation)
Natural gas ($/Mcf)	$1.50	$1.85	$(0.35)
NGLs ($/Bbl)	16.00	14.92	1.08
Oil ($/Bbl)	40.76	49.53	(8.77)
Total average prices ($/Mcfe)	1.95	2.56	(0.61)

Brokered natural gas and marketing revenue was $6.8 million and $10.2 million for the three months ended September 30, 2020 and 2019, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease for the three months ended September 30, 2020 was due to increased utilization of our firm transportation capacity for operated production during the three months ended September 30, 2020, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expense fluctuations are most accurately analyzed on a unit-of-production, or per Mcfe, basis. The following table presents these expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses (in thousands):
Lease operating	$11,494	$11,986	$(492)
Transportation, gathering and compression	51,961	57,027	(5,066)
Production and ad valorem taxes	3,677	1,660	2,017
Depreciation, depletion, amortization and accretion	53,153	45,456	7,697
General and administrative	12,144	14,580	(2,436)
Operating expenses per Mcfe:
Lease operating	$0.21	$0.21	$—
Transportation, gathering and compression	0.93	0.99	(0.06)
Production and ad valorem taxes	0.07	0.03	0.04
Depreciation, depletion, amortization and accretion	0.96	0.79	0.17
General and administrative	0.22	0.25	(0.03)

Lease operating expense was $11.5 million in the three months ended September 30, 2020 compared to $12.0 million in the three months ended September 30, 2019.  Lease operating expense per Mcfe was $0.21 in each of the three months ended September 30, 2020 and 2019.  The decrease of $0.5 million was primarily attributable to a decrease in water disposal costs in the three months ended September 30, 2020.  Expenses on a per Mcfe basis were comparable for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $52.0 million during the three months ended September 30, 2020 compared to $57.0 million during the three months ended September 30, 2019.  Transportation, gathering and compression expense per Mcfe was $0.93 in the three months ended September 30, 2020 compared to $0.99 in the three months ended September 30, 2019.  The following table details our transportation, gathering and compression expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$16,271	$18,346	$(2,075)
Processing and fractionation	15,218	17,894	(2,676)
Liquids transportation and stabilization	1,179	2,320	(1,141)
Marketing	—	—	—
Firm transportation	19,293	18,467	826
	$51,961	$57,027	$(5,066)
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.29	$0.32	$(0.03)
Processing and fractionation	0.27	0.31	(0.04)
Liquids transportation and stabilization	0.02	0.04	(0.02)
Marketing	—	—	—
Firm transportation	0.35	0.32	0.03
	$0.93	$0.99	$(0.06)

The decrease of $5.1 million to transportation, gathering and compression expenses during the three months ended September 30, 2020 was primarily due to lower contractual rates during the three months ended September 30, 2020.  The decrease of $0.06 per Mcfe was primarily due to a higher percentage of production attributable to natural gas and lower contractual rates offset by increased firm transportation expense from lower marketed production during the three months ended September 30, 2020.

Production and ad valorem taxes are paid based on market prices and applicable tax rates. Production and ad valorem taxes were $3.7 million in the three months ended September 30, 2020 compared to $1.7 million in the three months ended September 30, 2019. Production and ad valorem taxes per Mcfe was $0.07 for the three months ended September 30, 2020 compared to $0.03 per Mcfe for the three months ended September 30, 2019.  The increase of $2.0 million and $0.04 per Mcfe was primarily due to the recognition of a refund of production taxes from a state taxing authority during the three months ended September 30, 2019, as well as increased well count.

Depreciation, depletion, amortization and accretion was approximately $53.2 million in the three months ended September 30, 2020 compared to $45.5 million in the three months ended September 30, 2019. DD&A per Mcfe was $0.96 for the three months ended September 30, 2020 compared to $0.79 for the three months ended September 30, 2019. DD&A increased on an aggregate basis due to decreased production and on a per Mcfe basis due to a higher depletion rate resulting from reserves increasing at a lower rate than capital costs for the three months ended September 30, 2020.

General and administrative expense was $12.1 million for the three months ended September 30, 2020 compared to $14.6 million for the three months ended September 30, 2019.  General and administrative expense per Mcfe was $0.22 in the three months ended September 30, 2020 compared to $0.25 in the three months ended September 30, 2019.  The decrease of $2.4 million and $0.03 per Mcfe was related to a decrease in salaries and wages due to lower employee headcounts and a decrease in merger-related expenses during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  General and administrative expenses for the three months ended September 30, 2020 included $1.0 million of stock-based compensation expense and $2.5 million of merger-related expenses.  General and administrative expenses for the three months ended September 30, 2019 included $1.1 million of stock-based compensation expense and $3.3 million of merger-related expenses.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. The following table details our other operating expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$7,345	$10,574	$(3,229)
Exploration	11,767	16,621	(4,854)
Rig termination and standby	303	1,221	(918)
Gain on sale of assets	(62)	(733)	671

Brokered natural gas and marketing expense was $7.3 million for the three months ended September 30, 2020 compared to $10.6 million for the three months ended September 30, 2019.  Brokered natural gas and marketing expenses relate to gas that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease for the three months ended September 30, 2020 was due to increased utilization of our firm transportation capacity for operated production during the three months ended September 30, 2020, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $11.8 million for the three months ended September 30, 2020 compared to $16.6 million for the three months ended September 30, 2019. The following table details our exploration-related expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
Exploration expenses (in thousands):
Geological and geophysical	$11	$180	$(169)
Delay rentals	669	2,327	(1,658)
Impairment of unproved properties	10,952	14,114	(3,162)
Dry hole and other	135	—	135
	$11,767	$16,621	$(4,854)

Delay rentals were $0.7 million for the three months ended September 30, 2020 compared to $2.3 million for the three months ended September 30, 2019.  The decrease in delay rental expense related to the reduction in future drilling activity and concentration of lease renewals in our core acreage area during the three months ended September 30, 2020.

Impairment of unproved properties was $11.0 million for the three months ended September 30, 2020 compared to $14.1 million for the three months ended September 30, 2019. The decrease in impairment charges during the three months ended September 30, 2020 was the result of a decrease in expected leases subject to expiration.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense for the three months ended September 30, 2020 was $0.3 million related primarily to standby costs that we incurred for temporarily suspending our drilling operations for a portion of such period.  There was $1.2 million of rig termination and standby expense that related to the reduction in development activity for the three months ended September 30, 2019.

Gain on sale of assets was $0.1 million for the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019 due to certain sales of oil and natural gas properties and other assets during the relevant periods.

Other Income (Expense)

Gain (loss) on derivative instruments was a loss of ($40.5) million for the three months ended September 30, 2020 compared to a gain of $15.8 million for the three months ended September 30, 2019, primarily due to changes in commodity prices and interest rates during each period. Cash receipts were approximately $18.9 million and $11.8 million for derivative instruments that settled during the three months ended September 30, 2020 and 2019, respectively.

Interest expense, net was $14.4 million for the three months ended September 30, 2020 compared to $15.2 million for three months ended September 30, 2019.  Interest expense decreased primarily due to lower interest rates on borrowings under the revolving credit facility during the three months ended September 30, 2020.

Income tax benefit (expense) was not recognized for the three months ended September 30, 2020 and 2019 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

The following table illustrates the revenue attributable to our operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Revenues (in thousands)
Natural gas sales	$217,604	$264,030	$(46,426)
NGL sales	44,949	60,841	(15,892)
Oil sales	52,918	103,407	(50,489)
Brokered natural gas and marketing revenue	23,859	31,747	(7,888)
Other revenue	183	307	(124)
Total revenues	$339,513	$460,332	$(120,819)

Our production grew by approximately 18.6 Bcfe for the nine months ended September 30, 2020 over the same period in 2019 due to drilling activity and from wells acquired as part of the BRMR Merger.  Our production for the nine months ended September 30, 2020 and 2019 is set forth in the following table:

	Nine Months Ended September 30,
	2020	2019	Change
Production:
Natural gas (MMcf)	131,353.1	109,613.9	21,739.2
NGLs (Mbbls)	3,342.7	3,414.9	(72.2)
Oil (Mbbls)	1,635.1	2,083.3	(448.2)
Total (MMcfe)	161,219.9	142,603.1	18,616.8

Average daily production volume:
Natural gas (Mcf/d)	479,391	401,516	77,875
NGLs (Bbls/d)	12,200	12,509	(309)
Oil (Bbls/d)	5,968	7,631	(1,663)
Total (Mcfe/d)	588,394	522,356	66,038

Our average realized price (including cash settled commodity derivatives and firm transportation) received during the nine months ended September 30, 2020 was $1.97 per Mcfe compared to $2.72 per Mcfe during the nine months ended September 30, 2019. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices of production volumes should include the total impact of firm transportation expense. Our average realized price (including all cash settled commodity derivatives and firm transportation) calculation also includes all cash settlements for commodity derivatives. Average realized price (excluding cash settled commodity derivatives and firm transportation) does not include commodity derivative settlements or firm transportation, which are reported in transportation, gathering and compression expense on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Average realized price (including firm transportation and excluding cash settled commodity derivatives) does include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the nine months ended September 30, 2020 and 2019 are shown below:

	Nine Months Ended September 30,
	2020	2019	Change
Average realized price (excluding cash settled commodity derivatives and firm transportation)
Natural gas ($/Mcf)	$1.66	$2.41	$(0.75)
NGLs ($/Bbl)	13.45	17.82	(4.37)
Oil ($/Bbl)	32.36	49.64	(17.28)
Total average prices ($/Mcfe)	1.96	3.00	(1.04)

Average realized price (including cash settled commodity derivatives, excluding firm transportation)
Natural gas ($/Mcf)	$2.02	$2.49	$(0.47)
NGLs ($/Bbl)	13.70	18.19	(4.49)
Oil ($/Bbl)	40.32	50.15	(9.83)
Total average prices ($/Mcfe)	2.34	3.08	(0.74)

Average realized price (including firm transportation, excluding cash settled commodity derivatives)
Natural gas ($/Mcf)	$1.20	$1.94	$(0.74)
NGLs ($/Bbl)	13.45	17.82	(4.37)
Oil ($/Bbl)	32.36	49.64	(17.28)
Total average prices ($/Mcfe)	1.59	2.64	(1.05)

Average realized price (including cash settled commodity derivatives and firm transportation)
Natural gas ($/Mcf)	$1.57	$2.02	$(0.45)
NGLs ($/Bbl)	13.70	18.19	(4.49)
Oil ($/Bbl)	40.32	50.15	(9.83)
Total average prices ($/Mcfe)	1.97	2.72	(0.75)

Brokered natural gas and marketing revenue was $23.9 million and $31.7 million for the nine months ended September 30, 2020 and 2019, respectively.  Brokered natural gas and marketing revenue includes revenue received from selling natural gas not related to production and from the release of firm transportation capacity.  The decrease for the nine months ended September 30, 2020 was due to increased utilization of our firm transportation capacity for operated production during the nine months ended September 30, 2020, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Costs and Expenses

We believe some of our expenses are most accurately analyzed on a unit-of-production, or per Mcfe, basis.  The following table presents these expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses (in thousands)
Lease operating	$33,436	$29,651	$3,785
Transportation, gathering and compression	157,472	150,065	7,407
Production and ad valorem taxes	10,146	8,519	1,627
Depreciation, depletion, amortization and accretion	140,058	113,950	26,108
General and administrative	33,594	57,074	(23,480)
Operating expenses per Mcfe:
Lease operating	$0.21	$0.21	$—
Transportation, gathering and compression	0.98	1.04	(0.06)
Production and ad valorem taxes	0.06	0.06	—
Depreciation, depletion, amortization and accretion	0.87	0.80	0.07
General and administrative	0.21	0.40	(0.19)

Lease operating expense was $33.4 million in the nine months ended September 30, 2020 compared to $29.7 million in the nine months ended September 30, 2019.  Lease operating expense per Mcfe was $0.21 in each of the nine months ended September 30, 2020 and 2019.  The increase of $3.8 million was primarily attributable to an increase in the number of producing wells in the nine months ended September 30, 2020.  Expenses on a per Mcfe basis were comparable for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Lease operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs.

Transportation, gathering and compression expense was $157.5 million during the nine months ended September 30, 2020 compared to $150.1 million during the nine months ended September 30, 2019.  Transportation, gathering and compression expense per Mcfe was $0.98 in the nine months ended September 30, 2020 compared to $1.04 in the nine months ended September 30, 2019.  The following table details our transportation, gathering and compression expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Transportation, gathering and compression (in thousands):
Gathering, compression and fuel	$49,255	$48,014	$1,241
Processing and fractionation	44,175	44,836	(661)
Liquids transportation and stabilization	4,582	5,347	(765)
Marketing	—	103	(103)
Firm transportation	59,460	51,765	7,695
	$157,472	$150,065	$7,407
Transportation, gathering and compression per Mcfe:
Gathering, compression and fuel	$0.31	$0.33	$(0.02)
Processing and fractionation	0.27	0.31	(0.04)
Liquids transportation and stabilization	0.03	0.04	(0.01)
Marketing	—	—	—
Firm transportation	0.37	0.36	0.01
	$0.98	$1.04	$(0.06)

The increase of $7.4 million to transportation, gathering and compression expenses during the nine months ended September 30, 2020 was due to increased production and increased firm transportation capacity during the nine months ended September 30, 2020.  The decrease of $0.06 per Mcfe during the nine months ended September 30, 2020 was primarily due to a higher percentage of production attributable to natural gas and lower contractual rates during the nine months ended September 30, 2020.

Production and ad valorem taxes are paid based on market prices and applicable tax rates.  Production and ad valorem taxes were $10.1 million in the nine months ended September 30, 2020 compared to $8.5 million in the nine months ended September 30, 2019.  Production and ad valorem taxes per Mcfe were $0.06 in each of the nine months ended September 30, 2020 and 2019.  The increase of $1.6 million was primarily due to the recognition of a refund of production taxes from a state taxing authority during the nine months ended September 30, 2019, as well as increased well count.

Depreciation, depletion, amortization and accretion was approximately $140.1 million in the nine months ended September 30, 2020 compared to $114.0 million in the nine months ended September 30, 2019.  DD&A per Mcfe was $0.87 in the nine months ended September 30, 2020 compared to $0.80 in the nine months ended September 30, 2019.  DD&A increased on an aggregate basis due to increased production and a higher depletion rate in the nine months ended September 30, 2020.  DD&A increased on a per Mcfe basis due to a higher depletion rate resulting from reserves increasing at a lower rate than capital costs for the nine months ended September 30, 2020.

General and administrative expense was $33.6 million for the nine months ended September 30, 2020 compared to $57.1 million for the nine months ended September 30, 2019.  General and administrative expense per Mcfe was $0.21 in the nine months ended September 30, 2020 compared to $0.40 in the nine months ended September 30, 2019.  The decrease of $23.5 million and $0.19 per Mcfe was primarily related to a decrease in merger-related expenses, salaries and wages and stock-based compensation in the nine months ended September 30, 2020.  General and administrative expenses for the nine months ended September 30, 2020 included $3.6 million of stock-based compensation expense, $2.7 million of merger-related expenses, and $2.7 million of severance.  General and administrative expenses for the nine months ended September 30, 2019 included $7.6 million of stock-based compensation expense and $21.8 million of merger-related expenses.

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production.  The following table details our other operating expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Other operating expenses (in thousands):
Brokered natural gas and marketing expense	$24,349	$32,017	$(7,668)
Exploration	34,112	48,602	(14,490)
Rig termination and standby	303	1,221	(918)
Gain on sale of assets	(1,419)	(731)	(688)

Brokered natural gas and marketing expense was $24.3 million for the nine months ended September 30, 2020 compared to $32.0 million for the nine months ended September 30, 2019.  Brokered natural gas and marketing expenses relate to gas purchases that we buy and sell not relating to production and firm transportation capacity that is marketed to third parties.  The decrease for the nine months ended September 30, 2020 was due to increased utilization of our firm transportation capacity for operated production during the nine months ended September 30, 2020, which resulted in a decrease in the amount of firm transportation that was available for brokered gas transactions or release to third parties.

Exploration expense was $34.1 million for the nine months ended September 30, 2020 compared to $48.6 million for the nine months ended September 30, 2019.  The following table details our exploration-related expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Exploration expenses (in thousands):
Geological and geophysical	$186	$643	$(457)
Delay rentals	3,472	11,639	(8,167)
Impairment of unproved properties	30,311	36,157	(5,846)
Dry hole and other	143	163	(20)
	$34,112	$48,602	$(14,490)

Delay rentals were $3.5 million for the nine months ended September 30, 2020 compared to $11.6 million for the nine months ended September 30, 2019.  The decrease in delay rental expense related to the reduction in future drilling activity and concentration of lease renewals in our core acreage area during the nine months ended September 30, 2020.

Impairment of unproved properties was $30.3 million for the nine months ended September 30, 2020 compared to $36.2 million for the nine months ended September 30, 2019.  The decrease in impairment charges during the nine months ended September 30, 2020 was the result of a decrease in expected leases subject to expirations.  As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Rig termination and standby expense for the nine months ended September 30, 2020 was $0.3 million related primarily to standby costs that we incurred for temporarily suspending our drilling operations for a portion of such period.  There was $1.2 million of rig termination and standby expense that related to the reduction in development activity for the nine months ended September 30, 2019.

Gain on sale of assets was $1.4 million for the nine months ended September 30, 2020 compared to $0.7 million for the nine months ended September 30, 2019 due to certain sales of oil and natural gas properties and other assets during 2020.

Other Income (Expense)

Gain (loss) on derivative instruments was a loss of ($11.3) million for the nine months ended September 30, 2020 compared to a gain of $40.6 million for the nine months ended September 30, 2019, primarily due to changes in commodity prices and interest rates during each period.  Cash receipts were approximately $61.9 million and $11.1 million for derivative instruments that settled during the nine months ended September 30, 2020 and 2019, respectively.

Interest expense, net was $44.2 million for the nine months ended September 30, 2020 compared to $44.1 million for the nine months ended September 30, 2019.  The increase in interest expense primarily related to our increased borrowings under our revolving credit facility during the nine months ended September 30, 2020.

Income tax benefit (expense) was not recognized for the nine months ended September 30, 2020 and 2019 due to the Company recording a higher valuation allowance related to its pre-tax losses and reducing the valuation allowance to the extent of pre-tax income.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net cash provided by operations in the nine months ended September 30, 2020 was $72.8 million compared to $176.3 million in the nine months ended September 30, 2019. The decrease in cash provided by operating activities reflects working capital changes, operating income (loss) and timing of cash receipts and disbursements during the year-over-year comparative periods.

Net cash used in investing activities in the nine months ended September 30, 2020 was $120.9 million compared to $254.7 million in the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, we:

•	spent $122.0 million on capital expenditures for oil and natural gas properties;
•	spent $0.3 million on property and equipment; and
•	received $1.4 million from asset sales.

During the nine months ended September 30, 2019, we:

•	spent $268.8 million on capital expenditures for oil and natural gas properties;
•	received $1.8 million from asset sales; and
•	received $12.9 million of cash as part of the assets acquired in the BRMR Merger.

Net cash provided by financing activities in the nine months ended September 30, 2020 was $40.0 million compared to $84.0 million in the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, we:

•	borrowed $40.0 million under our revolving credit facility; and
•	borrowed $1.1 million under other notes payable.

During the nine months ended September 30, 2019, we:

•	borrowed $95.0 million under our revolving credit facility;
•	paid $4.2 million in debt issuance costs associated with the amendment and restatement of the Credit Agreement; and
•	withheld from employees’ shares totaling $6.5 million related to the settlement of equity compensation awards.

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

As of September 30, 2020, we were in compliance with all of our debt covenants under the Credit Agreement governing our revolving credit facility and the indenture governing our 8.875% senior unsecured notes due 2023. Further, based on our current forecast and activity levels, we expect to remain in compliance with all such debt covenants for the next 12 months. However, if oil and natural gas prices decrease to lower levels, we are likely to generate lower operating cash flows, which would make it more difficult for us to remain in compliance with all of our debt covenants, including requirements with respect to working capital and leverage ratios. This could negatively impact our ability to maintain sufficient liquidity and access to capital resources.

Credit Arrangements

Long-term debt as of September 30, 2020 and December 31, 2019, excluding discount, totaled $680.5 million and $640.5 million, respectively.  Information related to our credit arrangements is described in Note 8—Debt to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

Our hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, zero cost collars that set a floor and ceiling price for the hedged production, and puts that require us to pay a premium either up front or at settlement and allow us to receive a fixed price at our option if the put price is above the market price. Information regarding our outstanding derivative contracts as of September 30, 2020 is set forth in Note 6— Derivative Instruments to our Condensed Consolidated Financial Statements.

By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with Bank of Montreal, BP Energy Company, Capital One N.A., Citibank, Citizens Bank N.A., East West Bank, J Aron, KeyBank N.A., Morgan Stanley, Royal Bank of Canada, and Wells Fargo. We believe all such institutions currently are an acceptable credit risk. As of September 30, 2020, we did not have any past due receivables from such counterparties.

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

Capitalization

As of September 30, 2020 and December 31, 2019, our total debt, excluding debt discount and issuance costs, and capitalization were as follows (in millions):

	September 30, 2020	December 31, 2019
Senior unsecured notes	$510.5	$510.5
Revolving credit facility	170.0	130.0
Stockholders’ equity	842.0	997.1
Total capitalization	$1,522.5	$1,637.6

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, firm transportation, gas processing, gathering, and compression services, fractionation services, marketing agreements and asset retirement obligations. As of September 30, 2020 and December 31, 2019, we did not have significant capital leases, any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party. Our Condensed Consolidated Balance Sheet as of September 30, 2020 reflects accrued interest payable of $9.9 million, compared to $21.3 million as of December 31, 2019.

During the nine months ended September 30, 2020 we renegotiated certain existing gas gathering contracts into a single new consolidated gas gathering contract.  Information related to our revised commitments is set forth in Note 12—Commitments and Contingencies to our Condensed Consolidated Financial Statements and is incorporated herein by reference.

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

Interest Rates

As of September 30, 2020 and December 31, 2019, we had $510.5 million of senior unsecured notes outstanding, excluding discounts, which bore interest at a fixed cash rate of 8.875% per annum, payable semi-annually.

As of September 30, 2020, we had outstanding borrowings of $170.0 million under our revolving credit facility with interest payable at a variable rate based on LIBOR or the prime rate based on our election at the time of borrowing.  We had outstanding borrowings of $130.0 million under our revolving credit facility as of December 31, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ thousands	2020	2019	2020	2019
Net income (loss)	$(92,200)	$4,284	$(158,227)	$17,698
Depreciation, depletion, amortization and accretion	53,153	45,456	140,058	113,950
Exploration expense	11,767	16,621	34,112	48,602
Rig termination and standby	303	1,221	303	1,221
Stock-based compensation	961	1,061	3,585	7,614
Gain on sale of assets	(62)	(733)	(1,419)	(731)
(Gain) loss on derivative instruments	40,535	(15,812)	11,329	(40,620)
Net cash receipts on settled commodity derivatives	18,806	11,818	61,829	11,072
Interest expense, net	14,402	15,192	44,166	44,140
Other income	(2)	—	(19)	(8)
Merger-related expenses	2,520	3,291	2,696	21,812
(Income) loss from discontinued operations(1)	801	1,237	10,092	(1,286)
Severance	—	—	2,681	—
Adjusted EBITDAX	$50,984	$83,636	$151,186	$223,464

(1)	We recorded a $6.8 million impairment of proved properties held for sale during the nine months ended September 30, 2020. See Note 5—Assets Held for Sale and Discontinued Operations.

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

Because the exchange ratio in the Southwestern Merger Agreement is fixed and will not be adjusted in the event of any change in either Southwestern’s or our stock price, the value of the merger consideration is uncertain.

Upon completion of the merger, each share of our common stock outstanding immediately prior to the merger will be converted into and become exchangeable for 1.8656 shares of Southwestern common stock. The exchange ratio is fixed in the Southwestern Merger Agreement and will not be adjusted for changes in the market price of either Southwestern common stock or our common stock. The market prices of Southwestern common stock and our common stock have fluctuated prior to and after the date of the announcement of the Southwestern Merger Agreement and will continue to fluctuate to the date of our special meeting of stockholders in connection with the merger and the date the merger is consummated, and the market price of Southwestern common stock will continue to fluctuate thereafter.

Because the value of the merger consideration will depend on the market price of Southwestern common stock at the time the merger is completed, our stockholders will not know, or be able to determine, at the time of our special meeting of stockholders the market value of the merger consideration they would receive upon completion of the merger.

Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Southwestern’s and our respective businesses, operations and prospects, reductions or changes in U.S. government spending or budgetary policies, market assessments of the likelihood that the merger will be completed, interest rates, general market, industry and economic conditions, such as oil prices and demand for natural gas, oil and NGLs, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which Southwestern or we operate, the effects of the COVID-19 pandemic and governmental and business responses to the pandemic, the timing of the merger and other factors generally affecting the respective prices of Southwestern common stock or our common stock.

Many of these factors are beyond Southwestern’s and our control, and neither Southwestern nor the Company is permitted to terminate the Southwestern Merger Agreement solely due to a decline in the market price of the common stock of the other party. Our stockholders are urged to obtain current market quotations for Southwestern common stock and our common stock in determining whether to vote for the adoption of the Southwestern Merger Agreement.

The merger may not be completed and the Southwestern Merger Agreement may be terminated in accordance with its terms.

The merger is subject to a number of conditions that must be satisfied or waived (to the extent permissible), including the adoption of the Southwestern Merger Agreement by our stockholders prior to the completion of the merger. These conditions to the completion of the merger, some of which are beyond the control of Southwestern and the Company, may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may be delayed or not completed. Additionally, either Southwestern or the Company may terminate the Southwestern Merger Agreement under certain circumstances, including, among other reasons, if the merger is not completed by February 12, 2021 (subject to certain exceptions). We would be required to pay to Southwestern a termination fee of $9.7 million if the Southwestern Merger Agreement is terminated under certain circumstances.

The termination of the Southwestern Merger Agreement could negatively impact the Company.

If the merger is not completed for any reason, including as a result of a failure of our stockholders to adopt the Southwestern Merger Agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we may experience certain negative effects, including:

•

our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger;

•	our business may be adversely impacted by the loss of our management personnel or other key employees;
•	the market price of our common stock may decline to the extent that the market price prior to termination reflects a market assumption that the merger will be completed; and
•

negative reactions from the financial markets may occur if the anticipated benefits of the merger are not able to be realized. Such anticipated benefits may include, among others, operational efficiencies, cost savings, and synergies.

If the merger is not consummated, we cannot assure our stockholders that the risks described above will not negatively impact our business, financial results and ability to pay dividends, if any, to our stockholders.

Our stockholders will have reduced ownership and voting interest in and will exercise less influence over management of Southwestern following completion of the merger.

Our stockholders currently have the right to vote in the election of our board of directors and on other matters affecting the Company. Upon consummation of the merger, each former Company stockholder will be a stockholder of Southwestern with a percentage ownership of Southwestern that is smaller than such stockholder’s percentage ownership of the Company immediately prior to the merger. As of the date of the definitive proxy statement/prospectus relating to the merger, based on the exchange ratio set forth in the Southwestern Merger Agreement, the number of outstanding shares of our common stock (plus the number of shares underlying outstanding Company restricted stock units and performance units) and the number of outstanding shares of Southwestern common stock (on a fully diluted basis), it is estimated that Southwestern stockholders will own approximately 90% and our stockholders will own approximately 10% of the issued and outstanding shares of Southwestern common stock on a fully diluted basis immediately following the effective time of the merger. Because of this, each share of our common stock will represent a smaller percentage ownership of Southwestern than it represented in the Company.

The shares of Southwestern common stock to be received by our stockholders as a result of the merger will have rights different from the shares of our common stock.

Upon consummation of the merger, the rights of our stockholders, who will become stockholders of Southwestern, will be governed by the Southwestern certificate of incorporation and the Southwestern bylaws. The rights associated with our common stock are different from the rights associated with Southwestern common stock.

Until the completion of the merger or the termination of the Southwestern Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

From and after the date of the Southwestern Merger Agreement and prior to completion of the merger, the Southwestern Merger Agreement restricts us from taking specified actions without the consent of Southwestern and generally requires that the business of the Company and our subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the merger could be exacerbated by any delays in consummation of the merger or termination of the Southwestern Merger Agreement.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the merger.

The merger is subject to a number of conditions to closing as specified in the Southwestern Merger Agreement. These closing conditions include, among others, the adoption of the Southwestern Merger Agreement by our stockholders, approval for listing on the New York Stock Exchange of the shares of Southwestern common stock issuable in accordance with the Southwestern Merger Agreement, the absence of governmental restraints or prohibitions preventing the consummation of the merger, the effectiveness of Southwestern’s registration statement on Form S-4 registering the Southwestern common stock issuable pursuant to the Southwestern Merger Agreement (which the SEC declared effective on October 6, 2020) and the absence of any stop order or proceedings by the SEC with respect thereto. The obligation of each of Southwestern and the Company to consummate the merger is also conditioned on, among other things, (i) the accuracy of the representations and warranties as set forth by the other party in the Southwestern Merger Agreement, (ii) the performance by the other party, in all material respects, of its obligations under the Southwestern Merger Agreement required to be performed at or prior to the effective time of the merger and (iii) the delivery by the other party of a certificate of an authorized officer certifying that the required conditions have been satisfied. The required stockholder consents and approvals may not be obtained and the required conditions to closing may not be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the merger could cause Southwestern and us not to realize, or to be delayed in realizing, some or all of the benefits that Southwestern and we expect to achieve if the merger is successfully completed within its expected time frame.

Completion of the merger will trigger change in control or other provisions in certain agreements to which we are a party.

The completion of the merger will trigger change in control and other provisions in certain agreements to which we are a party. If Southwestern or we are unable to negotiate waivers of those provisions, counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages or equitable remedies. Even if Southwestern and we are able to negotiate consents or waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us or the combined company.

The merger, and uncertainty regarding the merger, may cause customers or suppliers to delay or defer decisions concerning us and adversely affect our ability to effectively manage our business.

The merger will be consummated only if the stated conditions are satisfied or waived. Many of the conditions are outside the control of Southwestern and the Company, and both parties also have certain rights to terminate the Southwestern Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers, suppliers, vendors or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on our business, regardless of whether the merger is ultimately completed.

We may be adversely affected by negative publicity related to the proposed merger and in connection with other matters.

From time to time, political and public sentiment in connection with the proposed merger and in connection with other matters could result in a significant amount of adverse press coverage and other adverse public statements affecting us. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from the management of our business. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on our reputation, on the morale and performance of our employees and on our relationships with our regulators. It may also have a negative impact on our ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are various provisions of the Southwestern Merger Agreement and related documents that restrict our ability to seek alternative transactions or to terminate the merger.

The Southwestern Merger Agreement contains “no shop” provisions that restrict our ability to, among other things, solicit or pursue alternative acquisition proposals. There are only limited circumstances under which the Southwestern Merger Agreement would permit our board of directors to withhold, withdraw, qualify or modify the recommendation of our board of directors with respect to the merger. The Southwestern Merger Agreement also provides that in certain circumstances, we may be required to pay Southwestern a termination fee of $9.7 million if the Southwestern Merger Agreement is terminated. The support agreement entered into in connection with the merger by Southwestern and certain of our stockholders affiliated with EnCap Investments L.P. (“EnCap”) includes covenants that, with limited exceptions, require EnCap to vote all of the shares of our common stock held by EnCap on such date in favor of adoption of the Southwestern Merger Agreement and against actions that may impair or impede the transactions contemplated by the Southwestern Merger Agreement. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the exchange ratio set forth in the Southwestern Merger Agreement, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee provisions of the Southwestern Merger Agreement.

We will incur transaction and merger-related expenses in connection with the merger.

We have incurred and expect to incur a number of non-recurring costs associated with consummating the merger and combining the operations of Southwestern and the Company. These costs and expenses include fees paid to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the merger is completed.

Southwestern and the Company may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Following the announcement of the Southwestern Merger Agreement, six complaints were filed by purported Company stockholders challenging the merger, captioned as follows: Dinardo v. Montage Resources Corporation, et al., No. 1:20-cv-08416 (S.D.N.Y.); Raul v. Montage Resources Corporation, et al., No. 1:20-cv-08619 (S.D.N.Y.); Waldrop v. Montage Resources Corporation, et al., No. 1:20-cv-04995 (E.D.N.Y.); Wolf v. Montage Resources Corporation, et al., No. 1:20-cv-01324-UNA (D. Del.); Gordon v. Montage Resources Corporation, et al. (Supreme Court of the State of New York, County of New York); and Widrick v. Montage Resources Corporation, et al. No. 1:20-cv-09101 (S.D.N.Y.). The complaints generally assert claims under Sections 14(a) and 20(a) of the Exchange Act, alleging, among other things, that the registration statement on Form S-4, originally filed on September 16, 2020, omits material information with respect to the merger and/or assert claims for breach of fiduciary duty under Delaware law against the Company and our directors.

Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, the injunction may delay or prevent the merger from being completed, which may adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic has affected and may materially adversely affect, and any future pandemic or outbreak of any other highly infectious or contagious diseases may materially adversely affect, our operations, financial performance and condition, operating results and cash flows.

The COVID-19 pandemic has affected, and may materially adversely affect, our business and financial and operating results. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and hard to predict. Thus far in 2020, the pandemic has significantly impacted economic activity and markets around the world, and COVID-19 or another similar pandemic or outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•

our revenue may be reduced if the pandemic or outbreak results in an economic downturn or recession, as many experts predict, to the extent it leads to a prolonged decrease in the demand for natural gas and, to a lesser extent, NGLs and oil;

•

the lack of a market or available storage for our NGL products and oil could cause interruptions in our operations, including temporary curtailments or shut-ins, as our industry is experiencing storage capacity constraints with respect to certain NGL products and oil due to an imbalance between the supply of and demand for natural gas, NGLs and oil;

•

our operations may be disrupted or impaired, thus lowering our production level, if our key personnel or a significant portion of our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the pandemic or outbreak; and

•

the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGLs and oil, may be disrupted or suspended in response to containing the pandemic or outbreak, and/or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas, NGLs and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties.

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

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through joint interest receivables ($7.0 million as of September 30, 2020) and the sale of our natural gas, NGLs and oil production ($53.5 million in receivables as of September 30, 2020). Joint interest receivables arise from billing entities who own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leased properties on which we wish to drill. We can do very little to choose who participates in our wells. For the three months ended September 30, 2020, two customers, BP Energy Company and Marathon Petroleum Company, LP, accounted for approximately 22% and 15% of our revenues, respectively. As a general policy, we do not always require our customers to post collateral, although customers’ financial condition and creditworthiness are evaluated regularly. The inability or failure of our customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. Moreover, the COVID-19 pandemic has generally affected our customers, suppliers, vendors, and other business partners, but we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. If our customers or suppliers experience adverse business consequences due to the spread of COVID-19 or the economic effects therefrom or relating thereto, existing counterparties could seek to invoke “force majeure” clauses, or otherwise seek to excuse their performance, or default, under their respective contracts with us, which could adversely affect our performance under other contracts. The extent to which COVID-19 may impact the counterparties in which we engage in business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

2.3+

Agreement and Plan of Merger, dated as of August 12, 2020, by and between Montage Resources Corporation and Southwestern Energy Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2020).

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

10.1

Letter Agreement, dated as of September 28, 2020, by and among Montage Resources Corporation, as borrower, certain of the Company’s subsidiaries, as guarantors, Bank of Montreal, as administrative agent, and each of the lenders that are party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2020).

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

November 6, 2020	MONTAGE RESOURCES CORPORATION (Registrant)

/s/ John K. Reinhart
John K. Reinhart,
President and Chief Executive Officer

/s/ Michael L. Hodges
Michael L. Hodges,
Executive Vice President and Chief Financial Officer